Form 10KSB
period 2000-07-31
PHON NET COM INC
filed 2000-11-14
CIK 1093902

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the fiscal year ended July 31, 2000

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                        COMMISSION FILE NUMBER 333-86031

                               PHON-NET.COM, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          FLORIDA                                        98-0198225
-------------------------------                      -------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)


                        750 WEST PENDER STREET, SUITE 600
                       VANCOUVER, BRITISH COLUMBIA V6C 2T7
               --------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (604) 437-3787
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Securities Exchange Act of
1934:

         None.

Securities registered under Section 12(g) of the Securities Exchange Act of
1934:

         None.

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ]  No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for the year ended July 31, 2000:  $6,896

State the aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported by the OTC Bulletin Board on November 2, 2000 ($.30):
$6,320,146

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock") as of November 2, 2000, was 43,381,441.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

         THIS ANNUAL REPORT FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-KSB, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT THE WORDS "ANTICIPATE," "ESTIMATE," "INTENDS," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS WE INCLUDE IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT ASSURE YOU THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT.

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

         We are a Florida corporation that develops and markets software products that primarily benefit Internet users, persons and businesses who operate Internet web sites and advertisers on the Internet. We currently have two products. One is our "Phon-Net Direct Connect" software. The other is our "Phon-Net Search Engine".

PHON-NET DIRECT CONNECT

         Direct Connect provides increased capability to the Internet user whose computer and telephone share the same phone line. A visitor to an Internet web site can establish telephone contact with the web site operator or web site advertiser, while continuing to view the web site. Among the features of Direct Connect are that:

         o the computer's modem connection is not disconnected during a Direct Connect telephone call;
         o web site operators and advertisers can increase e-commerce revenues by additional sales assisted by telephone communication between the Internet consumer and the web site retailer;
         o security risks are reduced by providing personal and credit card data by telephone, rather than transmitting it over the Internet;
         o following termination of a Direct Connect telephone call, computer contact with the web site is seamlessly reestablished; and
         o the software is licensed by us to the web site operator or advertiser - we retain all ownership rights - and it is free to the consumer.

         Our experience leads us to believe that security concerns, primarily the transmission of personal and credit card information over the Internet, have prevented Internet commerce from achieving widespread acceptance as a method of commerce. A significant advantage that Direct Connect provides for Internet commerce is that credit card payment may be made during the telephone portion of the transaction, rather than transmitting personal and credit card information over the Internet.

         Direct Connect is currently available directly from us at our web site, as well as through distributors who market Direct Connect along with their own Internet related products and services. We license our Direct Connect software to businesses. At the time of purchase, the customer is provided with a password that allows the customer to download the information directly to its web site. Our customers license Direct Connect for an initial one year license fee of $99. After the expiration of one year, Direct Connect has a mechanism that makes it inoperable unless the customer renews the license. Prior to the end of the year, an E-Mail is sent to the customer advising that the license will terminate and that the customer can then renew the license on a year to year basis.

         A Direct Connect software function routes all telephone calls using Direct Connect through a central computer server. This enables us to:

         o        activate a customer's initial use of Direct Connect;
         o monitor usage to ensure that only licensed customers are using Direct Connect;
         o monitor the termination dates of customers' licenses so they may be notified that it is time to renew; and
         o        gather data concerning usage of direct connect.

         We currently use the services of Netcom Canada Inc. of Toronto, Canada, to host our central server. We pay Netcom a fee for its services on an invoice basis, however, there are numerous companies that provide server host services and we are not dependent upon Netcom for this purpose.

PHON-NET SEARCH ENGINE

         Our other product is the Phon-Net Search Engine. The Search Engine incorporates Direct Connect and functions as a yellow pages. This product enables the user to search the world wide web and a local interactive telephone database for a desired business listing. Once the business is identified and its telephone number is found, the user can command Direct Connect to contact the party by telephone.

         Our Search Engine provides a service to consumers seeking to locate a business. It is also designed to enable businesses to expand their presence in the marketplace and to enable them to provide desired information to consumers seeking their services. We intend to market the Search Engine to businesses for an annual fee, including a license fee for Direct Connect.

         We have completed beta-testing of our Search Engine, and believe that this product is currently complete, operational and ready for market introduction. At this time, we have elected to devote our efforts and limited financial resources toward marketing of Direct Connect, and we do not intend to roll-out this product into the marketplace until we commence generating meaningful revenues from our marketing of Direct Connect.

PRODUCT DEVELOPMENT

         On January 6, 1999, we entered into an agreement with Quad-Linq Software, Inc., under which Quad-Linq agreed to develop, maintain, support and upgrade our Direct Connect software, the concept for which was created by Brian Collins. For its services, Quad-Linq was to acquire a 49% interest in the software, and 49% of the net revenues from sales of the software. Under a June 30, 1999 amendment to the original agreement, Quad-Linq relinquished its ownership interest in the software, as well as its percentage of net revenues from sales of the software, in exchange for which we issued 1,000,000 shares of our common stock to Quad-Linq and an additional 2,000,000 shares to three of its principals. We also granted options for an additional 1,000,000 shares to Quad-Linq and 1,000,000 shares to the three principals. The options are exercisable at $.40 per share, until June 30, 2001. Under the amendment, Quad-Linq also agreed to provide on-going service and support for the software.

         In late 1999, we were advised that Quad-Linq had dissolved, and as a result, Quad-Linq would not be able to perform under the January 6, 1999 agreement, as amended. Therefore, on December 3, 1999, we entered into an agreement with Christopher Georgelin and Roger Betterton, two of the former principals of Quad-Linq. Under this agreement, Messrs. Georgelin and Betterton assumed the obligations of Quad-Linq under the June 30, 1999 amendment. No additional consideration was paid to Messrs. Georgelin and Betterton, as they had been assigned the 1,000,000 shares and 1,000,000 options previously paid to Quad-Linq.

         On February 2, 2000, we commissioned Quad-Linq Systems Inc., a corporation recently formed by Messrs. Georgelin and Betterton, to develop a two telephone line version of Direct Connect. For its services, we paid Quad-Linq Systems $54,000. The two line version of Direct Connect has been completed and is available for marketing.

SALES AND MARKETING

         We are marketing Direct Connect using several strategies to reach Internet web site operators. The target market for Direct Connect includes:

         o        web site operators;
         o        businesses that advertise on web sites;
         o        businesses that create and/or host web sites for others;
         o distributors and resellers who "bundle" our software with other Internet-related software products;
         o developers of Internet-related software products, for incorporation into their products; and
         o resellers who believe that Direct Connect offers a viable alternative to e-commerce security concerns.

         Over the past year, we entered into various exclusive and non-exclusive territorial license agreements with unrelated third parties. These agreements covered the United States, Canada, Australia and New Zealand. While the various third parties with whom we contracted market telecommunications and Internet-related products and services, these entities have been unable to successfully develop marketing campaigns including our Direct Connect software. Consequently, during the fiscal year, we terminated all of our third-party contractual license and distribution arrangements, other than our licensing arrangements covering Australia and New Zealand. Termination of these arrangements was effected by the mutual agreement between us and the contracting third parties. We continue to discuss licensing arrangements with third parties located domestically and internationally and may enter into additional licensing arrangements if circumstances warrant. Termination of these license arrangements does not preclude us from reaching new understandings with the terminated third parties to renew use of their marketing services upon terms and conditions to be agreed upon.

         AUSTRALIA AND NEW ZEALAND: On December 9, 1999, we entered into two License Agreements with Brocker Technology Group (NZ) Limited, a publicly-held New Zealand corporation. One license agreement covers New Zealand and the other covers Australia. The agreements grant Brocker the exclusive license to use, market, distribute and sublicense our Phon-Net Direct Connect software throughout Australia and New Zealand. We understand that Brocker has established relationships with Telecom New Zealand and Telstra in Australia, that will provide Brocker with access to a large segment of the New Zealand and Australian market for Direct Connect.

         We are entitled to a license fee from Brocker for each Direct Connect license activated for Brocker. License fees from Brocker are payable quarterly. We also share ownership with Brocker of the user database arising by reason of our license agreement with Brocker. The term of our agreement with Brocker is one year, upon expiration of which, Brocker may renew the agreement for one additional year. The agreement may be terminated by either party following an uncured breach of the agreement by the other party, or upon a party's liquidation, bankruptcy or similar event. We have agreed to deposit a current version of the source code for Direct Connect software with a third-party trust company. The source code may be released to Brocker so that it can continue to use Direct Connect in the manner provided in the agreement, in the event of our uncured material breach of the agreement, or our bankruptcy, liquidation or similar event. We understand that Brocker is currently a formulating marketing plan that includes Direct Connect.

COMPETITION

         The market for online commerce over the Internet is new, rapidly evolving and intensely competitive. Competition will likely increase in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software.

         There are several software and/or hardware products currently available or under development that perform functions similar to our Direct Connect software. We believe that the primary advantage Direct Connect has over these other products is its ability to seamlessly reconnect to the Internet following completion of a telephone call. To the extent that Direct Connect receives patent protection, it is our understanding that substantially new technology must be developed in order for a third party to market software that performs the primary functions of Direct Connect.

         Our Phon-Net Search Engine will compete with a wide range of interactive and printed business directories, including those published and/or marketed by large regional telephone companies such as the Baby Bells and their affiliates. Interactive search engine directories have become increasingly popular, and we anticipate that continued competition for our Search Engine will come from Internet-related and technology companies. These companies are substantially larger and have greater financial and other resources that we have. We believe that we can compete successfully with other search engine directories because the Phon-Net Search Engine incorporates our proprietary Direct Connect software.

PATENT APPLICATION

         We have filed patent applications for our Direct Connect software with the United States Patent and Trademark Office and with the Canadian Patent and Trademark Office. The applications are entitled "Communications Method Allowing for Alternating Voice and Data Connections Over a Single Line". Our U.S. Patent Application has been accorded Serial No. 09/248,200, and our Canadian Application has been accorded Serial Number 2,313,287.

         In the event our applications result in the issuance of a patent in the United State and/or Canada, the ability of others to develop technology that performs substantially similar functions will be limited. However, the application and review process can take considerable time and we are unable to predict whether a patent for Direct Connect will issue in either or both countries.

GOVERNMENT REGULATION

         We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. We believe we are currently in compliance with such laws and that they will not have a material impact on our operations. Moreover, there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, we expect that laws and regulations will be adopted. The enactment of any such laws or regulations in the future may slow the growth of the Internet, which could in turn decrease the demand for our services and increase our cost of doing business or otherwise have an adverse effect on our business, results of operations and financial condition.

CORPORATE HISTORY

         Phon-Net.com, Inc. is a corporation organized under the laws of the State of Florida on January 16, 1997, under the name XGA Golf International, Inc. XGA Golf was formed for the purpose of acquiring three companies engaged in various aspects of the golf and golf-travel industries. However, these acquisitions were not completed. In June 1998, XGA Golf changed its name to Agrosol, Inc. From June 1998 until October 1998, XGA Golf could be considered a shell company seeking to acquire an operating business. Its officers and directors during this period were Lana Bea Turner, Eric Redd and Steven Dadson. Its principal shareholders at the time were Eric Redd, John Canavan, Dorothy A. Cleveland and Richard Dibona.

         Piedmont Technologies, Inc. was organized under the laws of British Columbia on March 18, 1996. Phon-Net Corp. was organized under the laws of the State of Nevada on August 28, 1998. Effective October 5, 1998, Piedmont was reorganized to change its domicile from British Columbia to Nevada. The reorganization was effected by Phon-Net Corp.'s acquisition of all of the outstanding shares of Piedmont and its subsidiaries, The National-For-Sale Phone Company and VNETT Enterprises Inc. At the time of the reorganization, Phon-Net Corp. owned certain intellectual property developed by Brian Collins and incorporated in various interactive voice and text products. At the time of the reorganization, Piedmont, through its subsidiaries, had a Canadian operating license for the technology that was owned by Phon-Net Corp. At that time, Brian Collins was also an officer and directors of Piedmont, and owned approximately 20% of Piedmont common stock. Following this transaction, Piedmont became a wholly-owned subsidiary of Phon-Net Corp. and National and VNETT remain wholly-owned subsidiaries of Piedmont.

         On October 5, 1998, Agrosol, Inc. exchanged 11,410,000 shares of its common stock, at an ascribed value of nil, for all of the outstanding shares of Phon-Net Corp., and changed its name to Phon-Net Corporation. The assets we acquired from Phon-Net Corp. at the time of the share exchange consisted of ownership of the rights to our Phon-Net Direct Connect and Phon-Net Search Engine, as well as the rights and assets of Piedmont including the operations of National.

         In January 1999, we changed our name to Phon-Net.com, Inc. On April 15, 1999, we increased the number of shares of common stock we are authorized to issue to 80,000,000.

         Currently, all ownership rights to our Direct Connect and Search Engine products are owned by Phon-Net.com, Inc. Piedmont's operations are limited to performing beta-testing of our products. National operates an interactive real estate and professional listing service which, through an "800" telephone number, allows users to access real estate listings, as well as providers of related services such as real estate attorneys, surveyors and title companies. National's operations are not currently material to our business or financial condition. VNETT owns the rights to a search engine concept that enables users to locate and reserve video tapes from retail video rental locations. VNETT is not currently engaged in active operations.

EMPLOYEES

         We currently employ seven people, six of whom are full-time employees, in the following capacities: two executive officers, one administrative employee, one sales and marketing person and two programmers. Our employees are not represented by a collective bargaining unit. We believe relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTIES

         On July 9, 1999, we entered into a three year lease for approximately 1,300 square feet of office space in Vancouver, British Columbia. We use this space for our executive headquarters. The lease is for a term of three years ending July 31, 2002, and we will pay the landlord monthly base rent of approximately $889 (or $10,840 per year). We are also obligated to pay all utility charges for our use of the space, as well as our proportionate share of all operating expenses in the building. We are not permitted to assign or sublet our lease without the landlord's prior written consent.

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any material legal proceeding, nor are any of our officers, directors or affiliates a party adverse to us in any legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


         Our shares of common stock are traded on the OTC Electronic Bulletin Board under the symbol "PNET". From May 24, 2000 until October 24, 2000 our shares were traded over-the-counter, in the pink sheets. The reported high and low bid prices for the common stock are shown below for the period from October 1, 1998 (the date of business combination between Agrosol, Inc. and Phon-Net Corp.) through September 30, 2000. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Period                                                High               Low
------                                              -------             ------
October 1, 1998 - December 31, 1998                 $.37375             $.0625
January 1, 1999 - March 31, 1999                      $1.50               $.12

April 1, 1999 - June 30, 1999                          $.69               $.19
July 1, 1999 - September 30, 1999                      $.41               $.19

October 1, 1999 - December 31, 1999                    $.81               $.07
January 1, 2000 - March 31, 2000                      $8.47               $.73
April 1, 2000 - June 30, 2000                         $2.44               $.55
July 1, 2000 - September 30, 2000                     $1.90               $.50

         Our common stock is owned of record by approximately 203 holders. We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

         The market for securities of Internet-related technology companies and companies that participate in emerging markets historically has been more volatile than the market for stocks in general. The price of our common stock may be subject to wide fluctuations in response to the following and other factors:

         o        quarter-to-quarter variations in our operating results;
         o        our announcement of material events that affect our business;
         o price fluctuations in sympathy to others engaged in our industry; and
         o the effects of coverage of our business or our management by the press.

         If we do not have a substantial market for our shares, a significant number of shares being sold could greatly affect the market and cause a decline in the price of our common stock. Moreover, historic market prices may not be indicative of the prices at which our shares can be bought or sold.

         The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a "penny stock". A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities. In addition he must receive the purchaser's written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Fiscal Year Ended July 31, 2000 Compared to Fiscal Year Ended July 31, 1999

         For the fiscal year ended July 31, 2000, we generated revenues of $6,896, an 84% decrease from revenues of $43,867 for the fiscal year ended July 31, 1999. This decrease was primarily caused by completion of beta sales on our search engine product, lack of meaningful revenues from sales of Direct Connect and fluctuations due to inconsistent sales while we develop more effective and efficient marketing capabilities.

         For the 2000 fiscal year, we incurred a net loss of $(4,540,842) or approximately $(.12) per share, compared to a net loss of $(6,036,158) or approximately $(.36) per share for the 1999 fiscal year. The 25% decrease in our net loss was primarily attributable to reduced research and development expenses following completion of development of Direct Connect and our search engine, as well as efforts to curtail operating expenses. While we may continue to experience a reduction in research and development expenses in the near term, costs attributable to marketing activities will likely increase.

         Expenses of $4,547,738 for the year ended July 31, 2000 reflect a decrease of 25% over expenses of $6,080,025 incurred during the fiscal year ended July 31, 1999. This decrease in expenses results mainly from non-recurring costs associated with the value of securities issued under management compensation plans.

         Due from related parties at July 31, 2000 consists of (i) $171,400 due from our President, Chief Executive Officer and sole director, repayable at $13,200 per month, including interest at the rate of 8% per annum, with any unpaid balance payable in full on March 31, 2001; and (ii) $7,086 due from an employee, repayable January 31, 2001, together with interest at 8% per annum.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS

         As of July 31, 2000 and 1999, our auditors indicated in their audit report that our net loss and working capital deficit raised substantial doubt that we would be able to continue as a going concern.

         Our operations through fiscal 1999 were related to the interactive real estate and professional listing service conceived by our subsidiary, and not to our current products and services. Our historic business and results of operations should not be viewed as indicative of future operations. While little or no revenues are currently being generated from contracts relating to our interactive real estate and professional listing service, the viability of the service has been established and we are not discontinuing its operation. However, we are currently focusing our marketing efforts on the launch of Direct Connect, and we may not devote substantial resources to our listing service until after the launch of Direct Connect is complete.

         Our business model includes our establishing marketing agreements and strategic alliances with companies who have access to large databases of business directories. We believe that this strategy will enable us to reach our target customer-web site operators and advertisers. In so doing, we will use the database resources of a third party, without the time and expense of developing and maintaining that resource. In furtherance of implementing our business model, we entered into distribution agreements with various third parties designed to generate revenues through third-party marketing of our products. However, during the fiscal year, we terminated most of our licensing and distribution agreements due to the inability of the third parties to successfully market our products. Our marketing licenses for Australia and New Zealand have not been terminated and we are discussing license and distribution arrangements with additional parties to replace the agreements that have been terminated. In order to be successful, we will have to develop marketing arrangements that enable us to successfully distribute Direct Connect.

         During the fiscal year, we issued an aggregate of $600,250 principal amount of our 8% convertible promissory notes, for an aggregate purchase price of $600,250. The proceeds were used to fund our operating expenses. The notes were sold to 27 non-U.S. persons under Regulation S. Effective June 30, 2000, the principal amount of the promissory notes, and accrued interest thereon, were converted into an aggregate of 1,782,011 shares of common stock and warrants to purchase 891,010 shares of common stock.

         To date, we have funded our cash requirements from limited revenues from operations and from the sale of shares of our common stock. As of July 31, 2000, we had cash reserves of approximately $154,421, and working capital of $168,458. While we anticipated that revenues from Direct Connect license fees would commence in mid-2000, we have not yet generated Direct Connect license fee revenues, and termination of several of our license and distribution agreements will likely further delay our ability to generate meaningful revenues.

         It is also possible that our proprietary Direct Connect software will be of sufficient value to a third party to warrant an offer to acquire it. We will consider all proposals designed to enhance shareholder values. Until such time as we generate meaningful revenues, we will require additional funds in order to fund our operations, including our payment of rent at our Vancouver offices, and the salaries of our executive officers. If we are unable to generate sufficient revenues from operations, we will be required continue sales of our securities, and we may be required to borrow funds, in order to sustain our operations. We will continue to seek out strategic partners whose access to our target customer base can increase our sales and profitability. We are engaged in active discussions with several lenders to secure interim funding; however, these discussions have not yet resulted in our receipt of financing. We may not be able to secure financing on acceptable terms.

YEAR 2000 ISSUE

         The year 2000 issue relates to whether computer systems will properly recognize and process information relating to dates in and after the year 2000. These systems could fail or produce erroneous results if they cannot process dates beyond the year 1999 and are not corrected. We have reviewed all software and hardware used internally by us and have determined that they are year 2000 compliant and as of the date of this Report, we have not experienced any disruptions of or failures in our day-to-day operations as a result of the transition to calendar year 2000. Moreover, we were not required to expend material sums in order to assure that our systems are year 2000 compliant. We have also confirmed that the computer systems of third parties with whom we have material relationships were not materially impacted by the year 2000 issue.

ITEM 7. FINANCIAL STATEMENTS

         See "Index to Financial Statements" for the financial statements included in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table includes the names, positions held and ages of our executive officers and directors. All directors serve for one year and until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except as otherwise stated in employment contracts, at the discretion of the Board.

Name                  Age            Position
----                  ---            --------

Brian Collins          45   Chairman of the Board of Directors, Chief
                            Executive Officer, President, Chief Operating
                            Officer, Secretary, Treasurer and Director

Sloan Young            31   Vice President of Technology and
Operations

         Brian Collins has served as our Chief Executive Officer, President and a Director since our acquisition of Phon-Net Corp., a Nevada corporation, in October 1998. In 1998, Mr. Collins founded Phon-Net Corp., which owns the intellectual property of its wholly-owned subsidiaries, Piedmont Technology, Inc., a British Columbia corporation and National For Sale Phone, Inc., a British Columbia corporation. Mr. Collins continues to serve as the President, Chief Executive Officer and Chairman of Phon-Net Corp., Piedmont and National For Sale Phone. In 1995, he founded Piedmont, which developed early versions of our search engine product. In May 1993, Mr. Collins founded National, which operates an interactive "1-800" real estate telephone channel coast-to-coast in Canada.

         Sloan Young has served as our Vice President of Technology and Operations since October 1998. From 1993 until he joined us, Mr. Young was employed as a restaurant manager for Cactus Club Cafe from November 1996 to June 1997, and Zachary's Restaurant from June 1995 to September 1996. He attended CDI College of Business and Technology from September 1997 to November 1998 and received a Programmer Analyst Diploma in 1998.

         DIRECTOR COMPENSATION. We have not adopted a formal policy with respect to the compensation of directors. However, we do not currently compensate our directors for their services as such.

         BOARD COMMITTEES: We do not as yet have an audit committee or a compensation committee. We may organize these committees in the future.

         EMPLOYMENT AGREEMENTS. Effective July 1, 1999, we entered into an employment agreement with Brian Collins to serve as our President and Chief Executive Officer for an initial three year term, with two renewal terms, each for two years. If we decide not to renew, and we do not have cause for our decision, we must pay Mr. Collins the equivalent of one year's compensation. For his services, we pay Mr. Collins a salary of $150,000 each year and provide a monthly automobile allowance of $700.

         Our original agreement with Mr. Collins included our obligation to pay Mr. Collins stock appreciation rights. These payments were to be calculated based upon the difference between the market price of our stock at the beginning and end of each year of the term of the employment agreement. Each annual one dollar change in the price of our stock during each year of the agreement could have required us to pay Mr. Collins an aggregate of $1,600,000 during the term of the agreement. Greater than annual one dollar market price increases could substantially increase our obligation to Mr. Collins, and could require us to pay Mr. Collins substantial amounts attributable to his stock appreciation rights at a time when our stock price may not be an accurate reflection of our financial condition or results of operations, and when such payment could have a material adverse effect on our financial condition.

         Mr. Collins is our founder, and our future success depends upon his services. In order to induce him to serve as our President and enter into the employment agreement, we issued him 5,000,000 shares of our stock and granted him options to purchase 2,000,000 additional shares. The options are exercisable at $.40 each, until May 26, 2009. On October 24, 2000, we granted Mr. Collins an option to purchase 1,000,000 shares of our common stock, exercisable at $.40 per share, until October 24, 2003.

         In light of the uncertainty over our potential financial obligation under the stock appreciation rights, on December 31, 1999, we agreed to issue Mr. Collins 3,200,000 shares of our common stock, and Mr. Collins agreed to relinquish any stock appreciation rights that were granted to him. Mr. Collins, acting as an interested director, determined that the 3,200,000 shares was fair to us in that:

         o the 3,200,000 unregistered shares had a market value of $1,664,000, based upon the closing price for our shares on December 30, 1999;
         o a one dollar rise in our stock price could have required us to pay Mr. Collins $1,600,000 over the term of the stock appreciation rights;
         o        our exposure for payment of stock appreciation rights to Mr.
                  Collins could be substantially higher than $1,600,000, to the extent that our stock price increases; and
         o the issuance of shares enables us to eliminate financial uncertainty under the stock appreciation rights.

         Effective November 1, 1999, we entered into a three year employment agreement with Sloan Young, our Vice President of Technology and Operations. Mr. Young's salary was $55,000 for the first year, $59,500 for the second year and $66,000 for the last year of the term. We granted Mr. Young options to purchase 200,000 shares of our stock, exercisable at $.36 per share, which vest one-third each year of the agreement, and expire on December 31, 2004. We also agreed to issue Mr. Young 100,000 shares of our stock on each of November 1, 1999, 2000 and 2001. In addition, we have agreed to pay Mr. Young $1.00 for each Direct Connect license sold, with such payment being made in the local currency of sale. We may discontinue the payment of the $1.00 per license at any time, in our discretion. Effective November 1, 2000, we paid Mr. Young a bonus equal to 50,000 shares of our common stock, for services rendered during the fiscal year ended July 31, 2000.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         We are not subject to Section 16(a) of the Securities Exchange Act of 1934, and, therefore, our directors and executive officers, and persons who own more than ten percent of our common stock are not required to file with the Securities and Exchange Commission reports disclosing their initial ownership and changes in their ownership of our common stock.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information relating to the compensation we paid during the past three fiscal years to our President and Chief Executive Officer; and to each of our executive officers who earned more than $100,000 during the fiscal year ended July 31,2000:


Other                             Fiscal                              Other Annual                     LTIP     All
Name and Principal Position        Year    Salary            Bonus    Compensation    Options/(#)    Payouts  Compensation
---------------------------       ------  --------         ---------- ------------    -----------    -------  ------------
Brian Collins, CEO                 2000   $166,800         $1,664,000       --                  --      --          --
                                   1999   $178,716         $4,484,000       --           2,000,000      --          --
                                   1998    $52,926                 --       --                  --      --          --



OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning our grant of options to purchase shares of our common stock and SARs during the fiscal year ended July 31, 2000 to our President and Chief Executive Officer and to each of our executive officers who earned more than $100,000 during the fiscal year ended July 31, 2000.


                                          Percent of
                          Number of     Total Options/
                         Securities      SARs Granted
                         Underlying      To Employees          Exercise Or
                        Options/SARs       In Fiscal           Base Price
Name                     Granted (#)         Year                ($/Sh)           Expiration Date
----                    ------------    --------------         -----------        ---------------
Brian Collins, CEO           --              --                    --                  --



      Effective December 31, 1999, we terminated all SARs previously granted to Mr. Collins and issued 3,200,000 shares to Mr. Collins in exchange for the terminated SARs. Compensation attributable to the issuance of such shares is described in the Summary Compensation Table above.

INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN

         On May 27, 1999, the board of directors and shareholders adopted our 1999 stock option plan. On October 11, 2000, our sole director and holder of a majority of our outstanding shares authorized an amendment to our stock option plan to increase the number of shares reserved for issuance under the plan from 3,000,000 shares to 4,000,000 shares. Accordingly, we have reserved 4,000,000 shares of common stock for issuance upon exercise of options granted from time to time under the 1999 stock option plan. The 1999 stock option plan is intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of incentive and non-qualified options.

         Under the stock option plan we may grant incentive stock options only to key employees and employee directors, or we may grant non-qualified options to our employees, officers, directors and consultants. The 1999 stock option plan is currently administered by our board of directors.

         Subject to the provisions of each of the stock option plans, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an inventive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than 75% of the fair market value of the shares of common stock on the date of grant. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. As of July 31, 2000, we have granted options to purchase 2,448,000 shares under the stock option plan.

OPTION EXERCISES AND HOLDINGS

         The following table contains information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended July 31, 2000 to our President and Chief Executive Officer and to each of our executive officers who earned more than $100,000 during the fiscal year ended July 31, 2000.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES


                                                                            Number of
                                                                           Securities            Value of
                                                                           Underlying           Unexercised
                             Shares                                        Unexercised         In-The-Money
                            Acquired                                      Options/SARs         Options/SARs
                               On                         Value           At FY-End (#)        At FY-End ($)
                            Exercise                    Realized          Exercisable/         Exercisable/
      Name                     (#)                         ($)            Unexercisable        Unexercisable
      ----                  ---------                   --------          -------------        -------------
Brian Collins, CEO             --                          --              2,000,000 /          $700,000 /
                                                                               -0-                  -0-


      Effective December 31, 1999, we terminated all SARs previously granted to Mr. Collins and issued 3,200,000 shares to Mr. Collins in exchange for the terminated SARs. Compensation attributable to the issuance of such shares is described in the Summary Compensation Table above.

LONG-TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR




                                     Number          Performance            Estimated Future Payouts Under
                                    of Shares         or Other                Non-stock Price-Based Plans
                                    Units or        Period Until            --------------------------------
                                  Other Rights       Maturation             Threshold   Target    Maximum
      Name                            (#)             or Payout              ($ or #)  ($ or #)   ($ or #)
      ----                        ------------      ------------            ---------  -------   ---------
      Brian Collins, CEO               --                --                    --         --         --


LIMITATION ON LIABILITY AND INDEMNIFICATION MATTERS

      As authorized by the Florida Business Corporation Law, our articles of incorporation provides that none of our directors shall be personally liable to us or our shareholders for monetary damages for breach of fiduciary duty as a director, except for liability for:

         o any breach of the director's duty of loyalty to our company or its shareholders;
         o acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law
         o unlawful payments of dividends or unlawful stock redemptions or repurchases; or
         o any transaction from which the director derived an improper personal benefit.

         This provision limits our rights and the rights of our shareholders to recover monetary damages against a director for breach of the fiduciary duty of care except in the situations described above. This provision does not limit our rights or the rights of any shareholder to seek injunctive relief or rescission if a director breaches his duty of care. These provisions will not alter the liability of directors under federal securities laws.

         Our articles of incorporation further provides for the indemnification of any and all persons who serve as our director, officer, employee or agent to the fullest extent permitted under Florida law.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC, this indemnification is against public policy as expressed in the securities laws, and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information known to us, as of October 31, 2000, relating to the beneficial ownership of shares of common stock by: each person who is known by us to be the beneficial owner of more than five percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group.

         Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Phon-Net.com, Inc., 750 West Pender Street, Suite 600, Vancouver, British Columbia V6C 2T7.

         We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them.

         Under securities laws, a person is considered to be the beneficial owner of securities owned by him and that can be acquired by him within 60 days from the date of this Report, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the date of this Report, have been exercised or converted.

         The table does not give effect to:

         o except with respect to beneficial ownership of shares attributed to the named person, the issuance of up to 4,898,000 shares in the event options that have been granted, are exercised; and
         o the issuance of up to 891,010 shares in the event in the event outstanding common stock purchase warrants are exercised.


Name and Address of                Amount and Nature of           Percentage
 Beneficial Owner                  Beneficial Ownership            of Class
------------------                 --------------------           ----------

Brian Collins                           25,036,287                  54.0%

Sloan Young                                411,333                   0.9%

Roger L. Betterton                       2,932,666                   6.6%
R.R. 3, Box 142
Pana, Illinois 62557

Executive Officers and
 Directors (as a group of 2)            25,447,620                  54.7%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In April 1999, in connection with our acquisition of the outstanding shares of Phon-Net Corp. and as consideration for the satisfaction of certain product development goals provided for as part of our share exchange with Phon-Net Corp., we issued 8,085,000 additional shares to Brian Collins, our President and CEO.

         During the years ended July 31, 2000 and 1999, we paid compensation to Brian Collins, our President and Chief Executive Officer, aggregating $1,830,800 and $4,662,716, respectively. The amount paid during 2000 includes our issuance to Mr. Collins of 3,200,000 shares of our common stock, in consideration for which Mr. Collins relinquished all stock appreciation rights previously granted to him. The amount paid during 1999 includes the issuance of 5,000,000 shares as an inducement to enter into an employment agreement and 8,085,000 shares for accomplishing certain development goals. Further information concerning compensation paid to Mr. Collins is set forth above under "Item 10. Executive Compensation".

         During the fiscal year ended July 31, 2000, we loaned an aggregate of $183,900 to Brian Collins, $171,400 of which remains outstanding. The loan is to be repaid in equal monthly installments of $13,200, comprised of principal and interest at the rate of 8% per annum. Any unpaid balance of the loan becomes due and payable on March 31, 2001.

         We have not entered into any other material transactions with our officers, directors or affiliates except for employment arrangements which are described elsewhere in this Report. While we have not adopted any corporate policies for entering into transactions with affiliated parties,

         o        we are subject to Section 617.0832 of the Florida
                  Business Corporation Law which requires that transactions between Phon-Net and one or more of its directors be approved by disinterested directors, be approved by Phon-Net's shareholders or be fair to Phon-Net; however,

         o we are not subject to Section 617.0901 of the Florida Business Corporation Law which places additional limitations and restrictions on certain business transactions with affiliated parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

A.       EXHIBITS:

         Exhibit
         Number                     Description
         -------                    ------------

         2 Agreement of Share Exchange between XGA Golf International, Inc. and Phon-Net Corp.(1)

         3.1(a)       Articles of Incorporation of XGA Golf International,
                      Inc.(1)

         3.1(b)       Articles of Amendment changing name to Agrosol, Inc.(1)

         3.1(c)       Articles of Amendment changing name to Phon-Net
                      Corporation(1)

         3.1(d) Articles of Amendment changing name to Phon-Net.com, Inc.(1)

         3.1(e)       Articles of Amendment increasing authorized capital(1)

         3.2          Bylaws(1)

         10.1         Stock Option Plan(1)

         10.2         Employment Agreement with Brian Collins(1)

         10.3         Office Lease for 750 Pender Street(1)

         10.4         Agreement, as amended, with Quad-Linq Software, Inc.(1)

         10.5         Employment Agreement with Solan Young(1)

         10.6         License Agreement with Transcontinental Group(1)

         10.7         Agreement with Wazzu Corporation(1)

         10.8         Agreements with Brian Collins re: SARs(1)

         10.9 License Agreement with Brocker Technology Group (NZ) Ltd.(Australia)(1)

         10.10 License Agreement with Brocker Technology Group (NZ) Ltd.(New Zealand)(1)

         10.11 License Distribution Agreement with Volt Information Sciences, Inc.(1)

         10.12 Form of 8% Convertible Promissory Note, including Form of Common Stock Purchase Warrant(1)

         10.13        Amendment to License Agreement with Transcontinental
                      Group(1)

         10.14        Agreements with Alliance Corporate Services(1)

         10.15        Agreements with AMYX Corporation(1)

         10.16 Letter of clarification with Roger L. Betterton and Christopher E. Georgelin(1)

         10.17        Termination Agreement with Volt Information Sciences,
                      Inc.(1)

         23(i)        Consent of Morgan & Company(2)

         21           Subsidiaries of Registrant(1)

         27           Financial Data Schedule(2)

-------------------------

(1) Incorporated by reference to exhibits with the corresponding number filed with our registration statement on Form SB-2 (File No. 333-86031).

(2)      Filed herewith.

B.       REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Vancouver, British Columbia on November 13, 2000.

                                     PHON-NET.COM, INC.


                                     By: /s/ Brian Collins
                                         ---------------------------------------
                                         Brian Collins
                                         Chairman, Chief Executive Officer,
                                         Sole Director, Principal Financial and
                                         Accounting Officer

         In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.



        Signature                                 Title                                      Date
        ---------                                 -----                                      ----



/s/ Brian Collins                           Chairman of the Board,                        November 13, 2000
------------------------------------        Chief Executive Officer, President
Brian Collins                               and Sole Director
                                           (Principal Financial Officer
                                            and Principal Accounting
                                            Officer)

/s/ Sloan Young                             Vice President of Technology                  November 13, 2000
------------------------------------        and Operations
Sloan Young



                               PHON-NET.COM, INC.

                          (A DEVELOPMENT STAGE COMPANY)



                        CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2000 AND 1999
                            (STATED IN U.S. DOLLARS)

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
Phon-net.com, Inc.

(A development stage company)

We have audited the consolidated balance sheets of Phon-net.com, Inc. (a development stage company) as at July 31, 2000 and 1999, and the consolidated statements of operations and deficit, cash flows, and stockholders' equity for the years ended July 31, 2000, 1999, and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with United States and Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 2000 and 1999 and the results of its operations and its cash flows for the years ended July 31, 2000, 1999, and 1998 in accordance with United States generally accepted accounting principles.

Without qualifying our opinion, we draw attention to Note 1 to the consolidated financial statements. The Company incurred a net loss of $4,540,842 during the year ended July 31, 2000, and as at that date, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern.

Vancouver, Canada                                             "Morgan & Company"

October 4, 2000                                            Chartered Accountants


            COMMENTS BY AUDITORS ON UNITED STATES - CANADA DIFFERENCE

In Canada, reporting standards for auditors do not permit the addition of an explanatory paragraph when the financial statements account for, disclose and present in accordance with generally accepted accounting principles conditions and events that cast substantial doubt on the Company's ability to continue as a going concern. Although our audit was conducted in accordance with both United States and Canadian generally accepted auditing standards, our report to the shareholders, dated October 4, 2000, is expressed in accordance with United States reporting standards which require a reference to such conditions and events in the Auditors' Report.

Vancouver, Canada                                             "Morgan & Company"

October 4, 2000                                            Chartered Accountants

                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                            (STATED IN U.S. DOLLARS)


                                                                              July 31
                                                                -----------------------------------
                                                                    2000                   1999
                                                                ------------           ------------
ASSETS
CURRENT
     Cash                                                       $    154,421           $    203,161
     Accounts receivable (Note 7(b))                                  23,927                 13,829
     Due from related parties                                        178,490                     --
     Prepaid expenses                                                  2,133                     --
                                                                ------------           ------------
                                                                     358,971                216,990

CAPITAL ASSETS (Note 3)                                               89,688                 96,297
INTANGIBLES (Note 4)                                                 635,687                977,967
                                                                ------------           ------------

                                                                $  1,084,346           $  1,291,254
                                                                ============           ============
LIABILITIES

CURRENT
     Accounts payable and accrued liabilities                   $    143,787           $    146,376
     Due to related parties (Note 7(c))                               10,691                 66,031
     Notes payable (Note 5)                                           36,035                 35,486
                                                                ------------           ------------
                                                                     190,513                247,893
                                                                ------------           ------------

STOCKHOLDERS' EQUITY

CAPITAL STOCK (Note 6)
     Authorized:
         80,000,000 common shares, par value $0.001
         10,000,000 preferred shares, par value $0.01

     Issued and outstanding
         43,153,941 common shares at July 31, 2000 and
         36,027,430 common shares at July 31, 1999                 1,143,817              1,136,690
     Additional paid in capital                                   11,330,697              7,051,970

DEFICIT                                                          (11,566,154)            (7,025,312)
OTHER                                                                (14,527)              (119,987)
                                                                ------------           ------------
                                                                     893,833              1,043,361
                                                                ------------           ------------

                                                                $  1,084,346           $  1,291,254
                                                                ============           ============


Approved by the Sole Director:


--------------------------------------------------

                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                            (STATED IN U.S. DOLLARS)


                                                                                                                       Inception
                                                                                                                    March 19, 1996
                                                              Year Ended July 31                                      to July 31
                                                          2000                 1999                 1998                 2000
                                                      ------------         ------------         ------------         ------------
REVENUE                                               $      6,896         $     43,867         $    120,904         $    448,385
                                                      ------------         ------------         ------------         ------------
EXPENSES
     Advertising and promotion                             299,117              506,329               28,777              688,807
     Amortization of intangibles                           342,280               43,448               16,281              433,550
     Amortization of capital assets                         66,635               80,041               54,295              232,500
     Amortization of convertible note discount
                                                           471,525              315,857                   --              787,382
     Bank charges and interest                              33,395               18,497                2,544               58,123
     Contract cancellation                                 762,000                   --                   --              762,000
     Office and sundry                                      29,935               55,295               84,351              200,445
     Professional fees                                     159,340               87,015                8,532              297,761
     Rent and utilities                                     23,792               34,439               31,292              108,385
     Software development                                   81,311                   --                   --               81,311
     Software support                                      121,000               11,000                   --              132,000
     Telephone                                              40,145               52,130               85,662              280,175
     Transfer agent and filing fees                         18,858                6,500                   --               25,358
     Travel                                                 57,452               18,608               88,319              184,364
     Salaries and benefits                               2,040,953            4,850,866              308,936            7,471,364
                                                      ------------         ------------         ------------         ------------
                                                         4,547,738            6,080,025              708,989           11,743,525
                                                      ------------         ------------         ------------         ------------

LOSS BEFORE THE FOLLOWING                                4,540,842            6,036,158              588,085           11,295,140
     Forgiveness of debt                                        --                   --                   --             (230,961)
     Write-down of investments                                  --                   --                   --               99,028
                                                      ------------         ------------         ------------         ------------
NET LOSS FOR THE YEAR                                    4,540,842            6,036,158              588,085         $ 11,163,207
                                                                                                                     ============

ACCUMULATED DEFICIT, BEGINNING OF YEAR                   7,025,312              989,154              401,069

ACCUMULATED DEFICIT, END OF YEAR                      $ 11,566,154         $  7,025,312         $    989,154
                                                      ============         ============         ============

LOSS PER SHARE                                        $       0.12         $       0.36         $       0.06
                                                      ============         ============         ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           38,770,300           16,923,300            9,422,000
                                                      ============         ============         ============

COMPREHENSIVE INCOME
     Net loss for the year                            $ (4,540,842)        $ (6,036,158)        $   (588,085)
     Foreign currency translation adjustment               (15,540)              (2,949)                 987
                                                      ------------         ------------         ------------

TOTAL COMPREHENSIVE INCOME (LOSS)                     $ (4,556,382)        $ (6,039,107)        $   (587,098)
                                                      ============         ============         ============



                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (STATED IN U.S. DOLLARS)

                                                                                                                 Inception
                                                                                                               March 19, 1996
                                                                Year Ended July 31                               to July 31
                                                           2000                1999              1998                2000
                                                       ------------       ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Loss for the year                                 $ (4,540,842)      $ (6,036,158)      $   (588,085)      $(11,312,874)
                                                       ------------       ------------       ------------       ------------
ADJUSTMENTS TO RECONCILE LOSS TO NET CASH USED BY
   OPERATING ACTIVITIES
     Stock issued for other than cash                     2,579,079          4,918,000                 --          7,497,079
     Amortization                                         1,001,440            450,346             70,576          1,575,599
     Write-down of investments                                   --                 --                 --             99,028
     Forgiveness of debt                                         --                 --                 --           (230,961)
     Change in accounts receivable                          (10,098)            (8,886)            (3,826)           (23,927)
     Change in due from related parties                    (178,490)            29,932             (4,427)          (178,490)
     Change in prepaid expenses                              (2,133)             7,950             (7,950)            (2,133)
     Change in accounts payable and accrued
       liabilities                                           (2,589)           (33,318)           112,421            143,787
     Change in due to related parties                       (55,340)            39,373             15,938             10,691
                                                       ------------       ------------       ------------       ------------
TOTAL ADJUSTMENTS                                         3,331,869          5,403,397            182,732          8,890,673
                                                       ------------       ------------       ------------       ------------
NET CASH USED IN OPERATING ACTIVITIES                    (1,208,973)          (632,761)          (405,353)        (2,422,201)
                                                       ------------       ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital assets                                         (60,026)           (15,613)          (174,225)          (322,190)
     Intangibles                                                 --                 --                 --            (81,404)
     Excess of purchase price over net assets of
       subsidiaries acquired                                     --                 --                 --           (253,278)
     Investments                                                 --                 --                 --           (160,068)
     Proceeds on sale of investments                             --                 --                 --             61,040
                                                       ------------       ------------       ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                       (60,026)           (15,613)          (174,225)          (755,900)
                                                       ------------       ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock issued                                    635,000            232,365            618,259          1,900,723
     Stock issue costs                                           --           (157,920)                --           (157,920)
     Convertible notes                                      600,250            737,000                 --          1,337,250
     Notes payable                                              549                 --             (3,343)           266,996
                                                       ------------       ------------       ------------       ------------
NET CASH FROM FINANCING ACTIVITIES                        1,235,799            811,445            614,916          3,347,049
                                                       ------------       ------------       ------------       ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (15,540)            (2,949)               987            (14,527)
                                                       ------------       ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH                             (48,740)           160,122             36,325            154,421

CASH, BEGINNING OF YEAR                                     203,161             43,039              6,714                 --
                                                       ------------       ------------       ------------       ------------

CASH, END OF YEAR                                      $    154,421       $    203,161       $     43,039       $    154,421
                                                       ============       ============       ============       ============


                                      F-4

                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (STATED IN U.S. DOLLARS)

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

JULY 31, 2000

     The Company issued 200,000 common shares at a value of $762,000 for the termination of an investor relations contract.

     The Company issued 1,782,011 common shares on the conversion of promissory notes and accrued interest totalling $623,704.

     The Company issued 3,200,000 common shares at a value of $1,644,000 to a director for consideration of the relinquishment of all the rights to a stock appreciation rights agreement.

     The Company issued 357,000 common shares at a value of $129,625 for consulting services and salary compensation.

JULY 31, 1999

     Effective October 5, 1998, the Company acquired 100% of the issued and outstanding shares of Phon-net Corp. by issuing 11,410,000 common shares at an ascribed value of $Nil.

     The Company issued 8,085,000 common shares at an ascribed value of $3,234,000 to a director for accomplishing certain development goals, and issued 5,000,000 common shares to the same director at an ascribed value of $1,250,000 pursuant to an employment agreement commencing July 1, 1999.

     The Company issued 3,000,000 common shares at an ascribed value of $1,110,000 for the acquisition of technology at an ascribed value of $978,000, and for deferred compensation expense of $132,000.

     The Company issued 1,715,000 common shares for advertising, promotion services, stock issue costs and for legal services at an ascribed value of $509,000.

     The Company issued 2,707,430 common shares on the conversion of promissory notes totalling $737,000.

                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (STATED IN U.S. DOLLARS)


                                                                      Common Stock
                                                      -------------------------------------------------
                                                                                             Additional
                                                         Number                               Paid-in   Accumulated
                                                       of Shares     Amount      Capital       Other      Deficit        Total
                                                      ----------    ---------    --------    ---------- -----------     -------

BALANCE, JULY 31, 1997                                 7,455,676      415,099          --       2,975     (401,069)      17,005

ISSUANCE OF COMMON STOCK                               1,966,324      618,259          --          --           --      618,259

TRANSLATION ADJUSTMENT                                        --           --          --         987           --          987

LOSS FOR THE YEAR                                             --           --          --          --     (588,085)    (588,085)
                                                      ----------    ---------    --------       -----     --------      -------

BALANCE, JULY 31, 1998                                 9,422,000    1,033,358          --       3,962     (989,154)      48,166

ISSUANCE OF COMMON STOCK                                 578,000       77,365          --          --           --       77,365
                                                      ----------    ---------    --------       -----     --------      -------
                                                      10,000,000    1,110,723          --       3,962     (989,154)     125,531

CONSOLIDATION OF STOCK ON 1 FOR 2 BASIS               (5,000,000)          --          --          --           --           --
                                                      ----------    ---------    --------       -----     --------      -------
                                                       5,000,000    1,110,723          --       3,962     (989,154)     125,531

ADJUSTMENT TO NUMBER OF SHARES ISSUED AND
  OUTSTANDING AS A RESULT OF THE REVERSE TAKE-OVER
  TRANSACTION

     Piedmont Technologies Inc.                       (5,000,000)          --          --          --           --           --
     Phon-net Corp.                                    7,000,000           --          --          --           --           --
                                                      ----------    ---------    --------       -----     --------      -------
                                                       7,000,000           --          --          --           --      125,531

ASCRIBED VALUE OF THE SHARES ISSUED IN CONNECTION
  WITH THE ACQUISITION OF PIEDMONT TECHNOLOGIES INC    5,000,000        5,000       2,000          --           --        7,000
                                                      ----------    ---------    --------       -----     --------      -------
                                                      12,000,000    1,115,723       2,000       3,962     (989,154)     132,531


                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (STATED IN U.S. DOLLARS)


                                                        Common Stock
                                            ---------------------------------------
                                                                         Additional
                                               Number                      Paid-in                     Accumulated
                                             of Shares        Amount       Capital         Other         Deficit        Total
                                            -----------    -----------   -----------    -----------    -----------    -----------

BALANCES CARRIED FORWARD                     12,000,000      1,115,723         2,000          3,962       (989,154)       132,531

ADJUSTMENT TO NUMBER OF SHARES ISSUED AND
  OUTSTANDING AS A RESULT OF THE REVERSE
  TAKE-OVER TRANSACTION
     Phon-net Corp.                         (12,000,000)            --            --             --             --             --
     Phon-net.com, Inc.                       3,650,000             --            --             --             --             --
                                            -----------    -----------   -----------    -----------    -----------    -----------
                                              3,650,000      1,115,723         2,000          3,962       (989,154)       132,531

ASCRIBED VALUE OF THE SHARES ISSUED
  IN CONNECTION WITH THE
  ACQUISITION OF PHON-NET CORP               11,410,000             --            --             --             --             --
                                            -----------    -----------   -----------    -----------    -----------    -----------
                                             15,060,000      1,115,723         2,000          3,962       (989,154)       132,531

ISSUANCE OF COMMON STOCK

     For cash                                   460,000            460       154,540             --             --        155,000
     For services                             1,715,000          1,715       480,285             --             --        482,000
     For technology                           2,643,244          2,643       975,357             --             --        978,000
     For compensation expense                13,085,000         13,085     4,470,915             --             --      4,484,000
     On conversion of promissory notes        2,707,430          2,707     1,050,150             --             --      1,052,857
     For deferred compensation expense          356,756            357       131,643       (132,000)            --             --

STOCK ISSUE COSTS                                    --             --      (212,920)            --             --       (212,920)

AMORTIZATION OF DEFERRED COMPENSATION                --             --            --         11,000             --         11,000

TRANSLATION ADJUSTMENT                               --             --            --         (2,949)            --         (2,949)

LOSS FOR THE YEAR                                    --             --            --             --     (6,036,158)    (6,036,158)
                                            -----------    -----------   -----------    -----------    -----------    -----------

BALANCE, JULY 31, 1999                       36,027,430      1,136,690         7,051       (119,987)    (7,025,312)     1,043,361



                               PHON-NET.COM, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                            (STATED IN U.S. DOLLARS)


                                                        Common Stock
                                            ---------------------------------------
                                                                         Additional
                                               Number                      Paid-in                     Accumulated
                                             of Shares        Amount       Capital         Other         Deficit        Total
                                            -----------    -----------   -----------    -----------    -----------    -----------

BALANCES CARRIED FORWARD                     36,027,430      1,136,690     7,051,970       (119,987)    (7,025,312)     1,043,361

ISSUANCE OF COMMON STOCK
     For compensation expense                 3,200,000          3,20      1,660,800             --             --      1,664,000
     For services                               357,000            357       129,268             --             --        129,625
     For contract cancellation                  200,000            200       761,800             --             --        762,000
     For conversion of promissory notes       1,782,011          1,782       621,922             --             --        623,704
     Options exercised                        1,587,500          1,588       633,412             --             --        635,000

DISCOUNT ON CONVERTIBLE NOTES                        --             --       471,525             --             --        471,525

AMORTIZATION OF DEFERRED COMPENSATION                --             --            --        121,000             --        121,000

LOSS FOR THE PERIOD                                  --             --            --             --     (4,540,842)    (4,540,842)

TRANSLATION ADJUSTMENT                               --             --            --        (15,540)            --        (15,540)
                                            -----------    -----------   -----------    -----------    ------------   -----------

BALANCE, JULY 31, 2000                       43,153,941    $ 1,143,817   $11,330,697    $   (14,527)   $(11,566,154)  $   893,833
                                            ===========    ===========   ===========    ===========    ============   ===========


                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2000 AND 1999
                            (STATED IN U.S. DOLLARS)

1.   NATURE OF OPERATIONS

     Development Stage Activities

     Phon-net.com Inc., through its Direct-Connect software allows consumers to voice connect to businesses from the Internet while viewing that business' web page, using a single phone line connection and no special hardware. The Company also provides consumers with quick and easy access through any touch tone telephone, cellular/PCS phone, screenphone and the Internet to instantly access interactive information on area business and their current product and services, special promotions and other source information. Phon-net.com, Inc. provides information services in a published directory format or through telephone information input to locate a business, product or service, by either a generic category search, or by entering a specific ad number listed in the Company's director.

     Phon-net.com, Inc. is in the development stage; therefore recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of Phon-net.com, Inc.'s development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfil its development activities and achieve a level of sales adequate to support its cost structure.

     Management is of the opinion that sufficient short-term funding will be obtained and that current negotiations with potential users of its products will be successful.

2.       SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a)  Consolidation

         These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Phon-net Corp., (incorporated in Nevada, U.S.A.), Piedmont Technologies Inc., The National For Sale Phone Company Inc., and V NETT Enterprises Inc., all incorporated in Canada.

                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2000 AND 1999
                            (STATED IN U.S. DOLLARS)

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     b)  Revenue Recognition

         The Company's revenue arises from contracts entered into to facilitate beta-testing of its various products and is recognized over the term of the contract. The Company's revenues through July 31, 2000 were generated from contracts relating to its interactive real estate and professional listing service which was the initial product under development, as well as the search engine product. No revenue has been generated to July 31, 2000 from the Direct Connect product. Once revenue is generated by the Direct Connect or Search Engine products, the revenue allocated to post contract support will be recognized rateably over the term of the support and revenue allocated to service elements will be recognized as the services are performed.

     c)  Capital Assets

         Capital assets are recorded at cost and amortized as follows:

                 Computer equipment           3 years straight line basis
                 Computer software            3 years straight line basis
                 Telephone and equipment      2 and 3 years straight line basis

     d)  Intangibles

         Intangibles are recorded at cost and amortized as follows:

                       Goodwill                   5 years straight line basis
                       Technology costs           3 years straight line basis

         Management reviews goodwill and technology costs for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

     e)  Capitalized Costs

         Costs for developing computer software will be capitalized when technological feasibility has been established for the computer software product. Capitalization of computer software costs will be discontinued when the product is available for general release to customers and such costs are amortized on a product-by-product basis over the estimated lives of the products. At each balance sheet date, the unamortized capitalized costs of a computer software product shall be compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset shall be written off. To date, the Company has not capitalized any costs related to the development of computer software.

                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2000 AND 1999
                            (STATED IN U.S. DOLLARS)

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e)  Capitalized Costs (Continued)

         Purchased computer software, which includes programs used for company management and software development are capitalized and amortized as disclosed in the capital assets significant accounting policy note.

     f)  Income Taxes

         The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion of all of a deferred tax asset will not be realized, a valuation allowance is recognized.

     g)  Foreign Currency Translation

         The Company's subsidiary's operations are located in Canada, and its functional currency is the Canadian dollar. The financial statements of the subsidiary have been translated using the current method whereby the assets and liabilities are translated at the year end exchange rate, capital accounts at the historical exchange rate, and revenues and expenses at the average exchange rate for the period. Adjustments arising from the translation of the Company's subsidiary's financial statements are included as a separate component of shareholders' equity.

     h)  Financial Instruments

         The Company's financial instruments consist of cash, accounts receivable, accounts payable, notes payable, and amounts due to and from related parties.

         Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

     i)  Loss Per Share

         The loss per share is calculated using the weighted average number of common shares outstanding during the year. Fully diluted loss per share is not presented, as the impact of the exercise of options is anti-dilutive.

                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2000 AND 1998
                            (STATED IN U.S. DOLLARS)

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     j)  Deferred Compensation

         Deferred compensation arising from the issue of capital stock is shown as a reduction of stockholders' equity.

         Amortization of the deferred amount is provided for over the term of the contract for which the services are provided.

3.   CAPITAL ASSETS


                                                 2000                            1999
                               -----------------------------------------       --------
                                              Accumulated      Net Book        Net Book
                                Cost         Depreciation       Value            Value
                               --------      ------------      --------        --------
Computer equipment             $127,839        $ 65,562        $ 62,277        $ 27,495
Telephone and equipment          35,132          28,891           6,241          13,125
Computer software               157,703         136,533          21,170          55,677
                               --------        --------        --------        --------
                               $320,674        $230,986        $ 89,688        $ 96,297
                               ========        ========        ========        ========



4.   INTANGIBLES
                                                      2000            1999
                                                   ----------      -----------

    Goodwill, at cost                              $   81,404      $    81,404
    Technology, at cost                               978,000          978,000
                                                   ----------      -----------
                                                    1,059,404        1,059,404

    Less:  Accumulated amortization                  (423,717)         (81,437)
                                                   ----------      -----------

                                                   $  635,687      $   977,967
                                                   ==============  ===========

     Technology cost was determined as follows:

     Consideration paid pursuant to an amended agreement dated June 30, 1999

                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2000 AND 1999
                            (STATED IN U.S. DOLLARS)

4.   INTANGIBLES (Continued)


                                                                                Number of         Stated
                                                                                  Shares            Value
                                                                                -----------     -----------

Common shares issued at a fair market value of $0.27 per share                    3,000,000     $   810,000

Fair market value of the option to purchase 2,000,000 common shares at $0.40
  per share to June 30, 2001 (based on the Black-Scholes model)                          --         300,000
                                                                                -----------     -----------
                                                                                  3,000,000       1,110,000

Less: Portion of the consideration attributable to deferred compensation
      expense                                                                      (356,756)       (132,000)
                                                                                -----------     -----------

                                                                                  2,643,244     $   978,000
                                                                                ===========     ===========


5.   NOTES PAYABLE


                                                                                   2000            1999
                                                                                -----------     -----------
    Unsecured with interest at 5% per annum                                     $    36,035     $    35,486
                                                                                ===========     ===========


6.   CAPITAL STOCK

     a) During the year ended July 31, 2000, the Company issued 8% promissory notes in the amount of $600,250, convertible, including accrued interest, into common stock and non-transferable share purchase warrants at a price of $0.35 per share. Each share purchase warrant entitles the holder to purchase one additional share at a price of $0.50 per share for a period of twelve months from the conversion date.

         An amount of $471,525 has been charged to operations arising from the discount from fair market value of the shares at the date of issue of the promissory notes.

         The Company issued 1,782,011 common shares and 891,010 share purchase warrants on the conversion of the promissory notes, including accrued interest of $23,454. As at July 31, 2000, no share purchase warrants have been exercised.

                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2000 AND 1999
                            (STATED IN U.S. DOLLARS)

6.   CAPITAL STOCK (Continued)

     b) During the year ended July 31, 2000, the Company issued 3,200,000 common shares to the director of the Company at an ascribed value of $1,664,000, and for which the director relinquished all rights to the stock appreciation rights referred to in Note 8(a).

     c) During the year ended July 31, 2000, the Company issued 200,000 common shares at an ascribed value of $762,000 for the termination of an investor relations contract.

     d) During the year ended July 31, 2000, the Company issued 357,000 common shares for consulting services and salary at an ascribed value of $129,625.

     e) In accordance with the terms of an employment agreement, the Company's vice president of technology is to be issued 100,000 common shares on each of November 1, 1999, 2000 and 2001. The initial 100,000 has been issued at an ascribed value of $9,375.

     f) Pursuant to an investor relations agreement dated December 3, 1999, the Company has agreed to issue a total of 500,000 common shares for consulting services to be performed over a one year period. The 500,000 common shares are issuable in quarterly increments of 125,000 common shares until November 28, 2000. The Company has issued 250,000 common shares at an ascribed value of $102,500 to July 31, 2000. In addition, the Company granted an option to acquire 100,000 common shares at $0.40 per share until February 15, 2000, and a further 100,000 common shares at $0.50 per share until May 15, 2000. The fair value consideration of these options is $8,365 and $10,140 respectively. During fiscal 2000, the Company issued 100,000 common shares for cash consideration of $40,000 on the exercise of the initial option. The remaining option expired.

     g) By an investor relations agreement dated December 1, 1999, the Company granted an option to purchase 1,000,000 common shares at a price of $0.40 per share until July 30, 2000, and 1,000,000 common shares at a price of $1.00 per share until December 31, 2000. The fair value consideration of these options is $163,397 and $112,929 respectively. During fiscal 2000, the Company issued 1,000,000 common shares for cash consideration of $400,000 on the exercise of the initial option.

                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2000 AND 1999
                            (STATED IN U.S. DOLLARS)

6.   CAPITAL STOCK (Continued)

     h) On January 6, 1999, the Company entered into an agreement with Quad-Linq Software, Inc. ("Quad-Linq"), under which Quad-Linq agreed to develop, maintain, support and upgrade the Company's Direct Connect software. As consideration, Quad-Linq was to acquire a 49% interest in the software, and 49% of the net revenues from sales of the software. Under a June 30, 1999 amendment to the original agreement, Quad-Linq relinquished its ownership interest in the software, as well as its percentage of net revenues from sales of the software in consideration of the issuance of 3,000,000 common shares, and the granting of options to purchase an additional 2,000,000 common shares at $0.40 per share to June 30, 2001.

         As a result of the subsequent dissolution of Quad-Linq, the Company entered into an agreement, dated December 3, 1999, with two former principals of Quad-Linq, who agreed to assume Quad-Linq's obligations under the June 30, 1999 amended agreement in consideration of the assignment of the stock options previously granted to Quad-Linq.

         During fiscal 2000, the Company issued 487,500 common shares for cash consideration of $195,000 pursuant to the exercise of options.

     i) During the year ended July 31, 1999 the Company issued promissory notes in the amount of $737,000 convertible into common stock at the lesser of $0.50 per share and 70% of the market price of the shares. The notes bear interest at a rate of 10% per annum.

         An amount of $315,857 was charged to operations in fiscal 1999 arising from the 30% discount from fair market value of the shares at the date of issue of the promissory notes.

         The Company issued 2,707,430 common shares on conversion of the promissory notes.

     j) On May 29, 1999 the Company adopted a Stock Option Plan that provides for the granting to employees of stock options designed to qualify as "incentive stock options" under the Internal Revenue Code. An option gives the participant the right to purchase from the company as specified number of shares of common stock for a specified price during a specified period not exceeding 10 years. A total of 3,000,000 shares of common stock have been reserved for issuance under the Stock Option Plan.

                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2000 AND 1999
                            (STATED IN U.S. DOLLARS)

6.       CAPITAL STOCK (Continued)

     j)  (Continued)

         Options issued as follows:


                                                                   Weighted Average
                                  Number of      Exercise Price     Exercise Price     Number
                                    Shares          Per Share          Per Share     Exercisable
                                  ---------      --------------     --------------   ---------

Outstanding August 1, 1998                0                 --             --                0

Granted                           2,200,000        $ 0.36-0.40        $  0.39        2,100,000
                                  ---------                                          ---------
Outstanding July 31, 1999         2,200,000        $ 0.36-0.40        $  0.39        2,100,000

Granted                             248,000        $ 0.36-1.25        $  0.42          114,666
                                  ---------                                          ---------

Outstanding July 31, 2000         2,448,000        $ 0.36-1.25        $  0.40        2,214,666
                                  ============================        ========================


         At July 31, 2000, the weighted average contractual life of options is
         7.9 years.

         The weighted-average grant-date fair value of options granted in 2000 was $0.40. The fair value of the options is estimated using the Black-Scholes options pricing model with the following assumptions: dividend yield, Nil percent for all years; expected volatility of 205%; risk free interest rate of 5.25%; and expected life ranging from three to five years.

         The Company has elected not to adopt the fair value method of accounting for employee stock compensation plans as prescribed by Statement of Financial Accounting Standards (SFAS) No. 123 issued by the Financial Accounting Standards Board. Instead, as permitted by SFAS No. 123, the Company has elected to continue to apply the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 24. If the fair value method of accounting under SFAS No. 123 had been followed, net income and earnings per share of the Company would have been reduced by amortization of the grant-date fair value of the options over the vesting period.

                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2000 AND 1999
                            (STATED IN U.S. DOLLARS)

6.       CAPITAL STOCK (Continued)

     j)  (Continued)

         The pro forma net loss and earnings per share for 2000, 1999 and 1998 as if the fair value method had been used is as follows:


                                                      2000                1999              1998
                                                   ----------          ----------         --------
        Net loss                                   $4,595,055          $6,781,648         $588,085
                                                   ----------          ----------         --------
        Per share:                                 $     0.12          $     0.40         $   0.06
                                                   ==========          ==========         ========


         Under the Stock Option Plan the Company may grant non -qualifying stock options at an exercisable price of not less than 75% of fair market value at the date the option is granted. Compensation expense will be recognized at the date of grant of any non-qualifying options at the difference between the fair market value and the exercise price. No non-qualifying stock options are granted as at July 31, 2000.

7.   RELATED PARTY TRANSACTIONS

     a) During the year ended July 31, 2000, the Company paid $1,830,800 (1999 $4,662,716; 1998- $52,926) to a director for salaries. The amount paid in fiscal 2000 includes the issue of 3,200,000 common shares of the Company, at a value of $0.52 per share, for relinquishments of certain rights under the stock appreciation rights agreement. The amount paid in 1999 includes the issue of 5,000,000 common shares of the Company, at a value of $0.25 per share issued pursuant to an employment agreement, and 8,085,000 common shares at a value of $0.40 per share for accomplishing certain development goals.

     b)   Due From Related Parties

         i) Amount due from a director totalling $171,400 is repayable at $13,200 per month including interest at 8% per annum, with the unpaid balance repayable in full on March 31, 2001.

         ii) Amount due of $7,086 from an employee is repayable January 31, 2001, together with interest at 8% per annum.

     c)  Due To Related Parties

         Amounts due to related parties are due to a director of a subsidiary company.

                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2000 AND 1999
                            (STATED IN U.S. DOLLARS)

8.   COMMITMENTS

     a) The Company entered into an employment agreement dated July 1, 1999 with a director for a period of three years at an annual remuneration of $150,000. In addition, and as an inducement to enter into the employment contract, the Company has agreed to issue to the director, 5,000,000 common shares. The employment agreement also grants the director an annual Stock Appreciation Right ("SAR"), pursuant to which, on (i) February 15, 2000, the director shall be entitled to receive a sum of money in an amount equal to four hundred thousand (400,000) times the difference between the "fair market value" of the Company's common stock at the close of trading on June 30, 1999 and February 1, 2000, (ii) on February 15, 2001, the director shall be entitled to receive a sum of money in an amount equal to six hundred thousand (600,000) times the difference between the "fair market value" of the Company's common stock at the close of trading on February 1, 2000 and February 1, 2001 and (iii) on February 15, 2002, the director shall be entitled to receive a sum of money in an amount equal to six hundred thousand (600,000) times the difference between the "fair market value" of the Company's common stock at the close on February 1, 2001 and February 1, 2002.

         During the fiscal 2000, the Company entered into an agreement with a director to issue 3,200,000 common shares of the Company to the director in consideration of the relinquishment of all entitlements under the Stock Appreciation Rights referred to above.

     b) On December 9, 1999, the Company entered into two licence agreements with Brocker Technology Group (NZ) Limited, a publicly-held New Zealand corporation. One licence agreement covers New Zealand and the other covers Australia. The agreements grant Brocker the exclusive licence to use, market, distribute and sublicense the Direct Connect software throughout Australia and New Zealand.

         The Company will be entitled to a licence fee from Brocker for each Direct Connect licence activated for Brocker. Licence fees from Brocker are payable quarterly. The term of the agreement with Brocker is one year, upon expiration of which, Brocker may renew the agreement for one additional year. The agreement may be terminated by either party following an uncured breach of the agreement by the other parties, or upon a party's liquidation, bankruptcy or similar event.

         The agreement does not result in any significant funding obligations or contingent liabilities for the Company.

     c) The Company leases premises at an annual minimum rental of $10,840 until July 31, 2002.

                               PHON-NET.COM, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2000 AND 1999

                            (STATED IN U.S. DOLLARS)

9.     SUBSEQUENT EVENT

       Subsequent to July 31, 2000, the Company issued 12,500 common shares on the exercise of options for total proceeds of $5,000.

10.    COMPARATIVE FIGURES

       Certain comparative figures have been reclassified to conform with the current year's presentation.