Form 10KSB40/A
period 2000-07-31
PHON NET COM INC
filed 2000-11-17
CIK 1093902

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A1

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

         10.14        Agreements with Alliance Corporate Services(1)

         10.15        Agreements with AMYX Corporation(1)

         10.16 Letter of clarification with Roger L. Betterton and Christopher E. Georgelin(1)

         10.17        Termination Agreement with Volt Information Sciences,
                      Inc.(1)

         21           Subsidiaries of Registrant(1)

         23(i)        Consent of Morgan & Company(2)

         27           Financial Data Schedule(3)

-------------------------

(1) Incorporated by reference to exhibits with the corresponding number filed with our registration statement on Form SB-2 (File No. 333-86031).

(2)      Previously Filed.

(3)      Filed herewith.

B.       REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Amendment to Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Vancouver, British Columbia on November 16, 2000.

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