Form 10QSB
period 2000-10-31
PHON NET COM INC
filed 2000-12-15
CIK 1093902

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended          OCTOBER 31, 2000
                                        --------------------------------------

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from               to
                                      --------------   ------------------

                        Commission File Number: 333-86031

                               PHON-NET.COM, INC.
          -------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

         FLORIDA                                    98-0198225
------------------------------          -----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

     750 WEST PENDER STREET, SUITE 600, VANCOUVER, BRITISH COLUMBIA V6C 2T7
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 437-3787
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
     ----------------------------------------------------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last Report.)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  [ ]    No  [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 43,381,441 shares of Common Stock as of December 1, 2000.

         Transitional Small Business Disclosure Format:     Yes  [ ]    No  [X]

                               PHON-NET.COM, INC.

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2000
                            (Stated in U.S. Dollars)

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                            (Stated in U.S. Dollars)



                                                            OCTOBER 31,         JULY 31,
                                                                2000               2000
                                                           ------------       ------------

ASSETS

Current
     Cash                                                  $      7,800       $    154,421
     Accounts receivable                                         29,051             23,927
     Prepaid expenses                                            14,471              2,133
     Due from related parties                                    94,370            178,490
                                                           ------------       ------------
                                                                145,692            358,971

Capital Assets                                                   80,345             89,688
Intangibles                                                     550,116            635,687
                                                           ------------       ------------

                                                           $    776,153       $  1,084,346
                                                           ============       ============

LIABILITIES

Current
     Accounts payable and accrued liabilities              $    110,525       $    143,787
     Due to related parties                                         897             10,691
     Notes payable                                               35,195             36,035
     Deferred revenue                                               906                 --
                                                           ------------       ------------
                                                                147,523            190,513
                                                           ------------       ------------

STOCKHOLDERS' EQUITY

Capital Stock
     Authorized:
         80,000,000 common shares, par value $0.001
         10,000,000 preferred shares, par value $0.01

     Issued and outstanding:
         43,231,441 common shares at October 31, 2000
         43,153,941 common shares at July 31, 2000            1,143,895          1,143,817

     Additional paid in capital                              11,393,569         11,330,697

Deficit                                                     (11,895,530)       (11,566,154)
Other                                                           (13,304)           (14,527)
                                                           ------------       ------------
                                                                628,630            893,833
                                                           ------------       ------------

                                                           $    776,153       $  1,084,346
                                                           ============       ============

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                            (Stated in U.S. Dollars)


                                                                                           INCEPTION
                                                           THREE MONTHS ENDED               MARCH 19,
                                                               OCTOBER 31,                   1996 TO
                                                    -------------------------------        OCTOBER 31,
                                                         2000               1999               2000
                                                    ------------       ------------       ------------
Revenue                                             $        977       $         51       $    449,362
                                                    ------------       ------------       ------------

Expenses

     Advertising and promotion                            35,253             13,601            724,060
     Amortization of intangibles                          85,571             85,570            519,121
     Amortization of capital assets                       18,697             15,799            251,197
     Amortization of convertible note discount                --                 --            787,382
     Bank charges and interest                             1,247              3,509             59,370
     Contract cancellation                                    --                 --            762,000
     Loss on disposal of capital assets                      774                 --                774
     Office and sundry                                    15,312             10,915            215,757
     Professional fees                                    28,059             55,890            325,820
     Rent and utilities                                    5,360              7,588            113,745
     Software development                                  5,400                 --             86,711
     Software support                                         --             33,000            132,000
     Telephone                                            13,370              4,692            293,545
     Transfer agent and filing fees                        5,609              3,000             30,967
     Travel                                                7,396             11,783            191,760
     Salaries and benefits                               110,025             70,097          7,581,389
                                                    ------------       ------------       ------------
                                                         332,073            315,444         12,075,598
                                                    ------------       ------------       ------------

Loss Before The Following                                331,096            315,393         11,626,236
     Forgiveness of debt                                      --                 --           (230,961)
     Write-down of investments                                --                 --             99,028
     Interest income                                      (1,720)                --             (1,720)
                                                    ------------       ------------       ------------
Net Loss For The Period                                  329,376            315,393       $ 11,492,583
                                                                                          ============
Accumulated Deficit, Beginning Of Period              11,566,154          7,025,312
                                                    ------------       ------------
Accumulated Deficit, End Of Period                  $ 11,895,530       $  7,340,705
                                                    ============       ============

Loss Per Share                                      $      (0.01)      $      (0.01)
                                                    ============       ============
Weighted Average Number Of Shares Outstanding         43,218,524         36,027,430
                                                    ============       ============

Comprehensive Income
     Net loss for the period                        $   (329,376)      $   (315,393)
     Foreign currency translation adjustment               1,223             (7,481)
                                                    ------------       ------------

Total Comprehensive Income (Loss)                   $   (328,153)      $   (322,874)
                                                    ============       ============


                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)


                                                                                                          INCEPTION
                                                                         THREE MONTHS ENDED               MARCH 19,
                                                                            OCTOBER 31,                    1996 TO
                                                                   -------------------------------        OCTOBER 31,
                                                                       2000               1999               2000
                                                                   ------------       ------------       ------------

Cash Flow From Operating Activities
     Loss for the period                                           $   (329,376)      $   (315,393)      $(11,642,250)
                                                                   ------------       ------------       ------------

Adjustments To Reconcile Loss To Net Cash Used By Operating
   Activities
     Stock issued for other than cash                                     7,950                 --          7,505,029
     Amortization                                                       104,268            134,369          1,679,867
     Loss on disposal of capital assets                                     774                 --                774
     Write-down of investments                                               --                 --             99,028
     Forgiveness of debt                                                     --                 --           (230,961)
     Change in accounts receivable                                       (5,124)            (1,490)           (29,051)
     Change in due from related parties                                  84,120                 --            (94,370)
     Change in prepaid expenses                                         (12,338)            (1,831)           (14,471)
     Change in accounts payable and accrued liabilities                 (33,262)            11,117            110,525
     Change in due to related parties                                    (9,794)            (7,513)               897
     Change in deferred revenue                                             906                 --                906
                                                                   ------------       ------------       ------------
Total Adjustments                                                       137,500            134,652          9,028,173
                                                                   ------------       ------------       ------------
Net Cash Used In Operating Activities                                  (191,876)          (180,741)        (2,614,077)
                                                                   ------------       ------------       ------------

Cash Flow From Investing Activities

     Capital assets                                                     (11,237)            (6,993)          (333,427)
     Intangibles                                                             --                 --            (81,404)
     Excess of purchase price over net assets of subsidiaries
       acquired                                                              --                 --           (253,278)
     Investments                                                             --                 --           (160,068)
     Proceeds on disposal of capital assets                               1,109                 --              1,109
     Proceeds on sale of investments                                         --                 --             61,040
                                                                   ------------       ------------       ------------
Net Cash Used In Investing Activities                                   (10,128)            (6,993)          (766,028)
                                                                   ------------       ------------       ------------
Cash Flow From Financing Activities
     Common stock issued                                                 55,000                 --          1,797,803
     Convertible notes                                                       --                 --          1,337,250
     Notes payable                                                         (840)               966            266,156
                                                                   ------------       ------------       ------------
Net Cash From Financing Activities                                       54,160                966          3,401,209
                                                                   ------------       ------------       ------------
Effect Of Exchange Rate Changes On Cash                                   1,223             (7,481)           (13,304)
                                                                   ------------       ------------       ------------
Net Increase (Decrease) In Cash                                        (146,621)          (194,249)             7,800

Cash, Beginning Of Period                                               154,421            203,161                 --
                                                                   ------------       ------------       ------------
Cash, End Of Period                                                $      7,800       $      8,912       $      7,800
                                                                   ============       ============       ============

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2000
                            (Stated In U.S. Dollars)



1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of October 31, 2000 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the July 31, 2000 audited consolidated financial statements and notes thereto.

2.   STOCK OPTION PLAN

     (i) During the quarter ended October 31, 2000, the Company increased the number of shares reserved for issuance under its Stock Option Plan from 3,000,000 shares to 4,000,000 shares.

     (ii) During the quarter ended October 31, 2000, the Company's sole director was granted an incentive stock option under the Company's Stock Option Plan to purchase up to 1,000,000 shares of its Company's common stocks at a price of $0.40 per share expiring October 23, 2003.

          Had the Company accounted for its options granted in its stock-based compensation plan, based on the fair value of awards at grant date, in a manner consistent with the methodology of SFAS 123, the Company's net loss and loss per common share for the three months ended October 31, 2000 would have increased by $332,738 and $0.01 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Section and elsewhere in this report regarding matters that are not historical facts are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements which address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of the Company's operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

RESULTS OF OPERATIONS

Three Months Ended October 31, 2000 Compared to Three Months Ended October 31, 1999

         For the three months ended October 31, 2000, we generated revenues of $977, a 1900% increase from revenues of $51 for the corresponding three month period of 1999. This increase was primarily caused by fluctuations due to inconsistent sales while we develop more effective and efficient marketing capabilities.

         For the 2000 quarter, we incurred a net loss of $(329,376) or approximately $(.01) per share, compared to a net loss of $(315,393) or approximately $(.01) per share for the corresponding quarter in 1999. Our net loss was primarily attributable to reduced research and development expenses following completion of development of Direct Connect and our search engine, as well as efforts to curtail operating expenses. Our primary focus has shifted from product development to sales and marketing. As a result, we may continue to experience a reduction in research and development expenses in the near term, however, costs attributable to marketing activities will likely increase.

         Expenses of $332,073 for the quarter ended October 31, 2000 reflect an increase of 5% over expenses of $315,444 incurred during the quarter ended October 31, 1999. This increase in expenses results mainly from advertising and promotional expenditures.

         Due from related parties at October 31, 2000 consists of (i) $87,870 due from our President, Chief Executive Officer and sole director, repayable at $13,200 per month, including interest at the rate of 8% per annum, with any unpaid balance payable in full on March 31, 2001; and (ii) $6,500 due from an employee, repayable January 31, 2001, together with interest at 8% per annum.

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

         Our business model includes our establishing marketing agreements and strategic alliances with companies who have access to large databases of business directories. We believe that this strategy will enable us to reach our target customer-web site operators and advertisers. In so doing, we will use the database resources of a third party, without the time and expense of developing and maintaining that resource. In furtherance of implementing our business model, we entered into distribution agreements with various third parties designed to generate revenues through third-party marketing of our products. However, during the fiscal year ended July 31, 2000,, we terminated most of our licensing and distribution agreements due to the inability of the third parties to successfully market our products. Our marketing licenses for Australia and New Zealand have not been terminated and we are discussing license and distribution arrangements with additional parties to replace the agreements that have been terminated. In order to be successful, we will have to develop marketing arrangements that enable us to successfully distribute Direct Connect, through a combination of third party marketing and the efforts of our in-house direct sales force.

         To date, we have funded our cash requirements from limited revenues from operations and from the sale of shares of our common stock. As of October 31, 2000, we had cash reserves of approximately $7,800, and a working capital deficit of $1,831. While we anticipated that revenues from Direct Connect license fees would commence in mid-2000, we have not yet generated Direct Connect license fee revenues, and termination of several of our license and distribution agreements will likely further delay our ability to generate meaningful revenues. We will likely be required to borrow additional funds and/or sell additional debt or equity securities in order to fund our operating expenses pending our generation of revenues from operations.

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

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

              None.

ITEM 2.       CHANGES IN SECURITIES.

              None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              None.

ITEM 5.       OTHER INFORMATION.

              None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits required by Item 601 of Regulation S-B

              The following exhibits are filed as part of this report:

              EXHIBIT NUMBER                     DESCRIPTION
              --------------                     -----------
              27.1                               Financial Data Schedule

         (b)  Reports on Form 8-K

              No Reports on Form 8-K were filed during the period covered by this Report.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

                                 Phon-Net.com, Inc.



                                 By: /s/ BRIAN COLLINS
                                    ----------------------------------------
                                      Brian Collins, President and Director
                                      (Principal Executive, Financial and
                                      Accounting Officer)


DATED: December 15, 2000