Form 10QSB
period 2001-01-31
PHON NET COM INC
filed 2001-03-13
CIK 1093902

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             JANUARY 31, 2001
                                        ----------------------------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from               to
                                        --------------   ------------------

                        Commission File Number: 333-86031
                                              -------------

                               PHON-NET.COM, INC.
          -------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

         FLORIDA                                       98-0198225
------------------------------            ------------------------------------
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

                                       N/A
              ----------------------------------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last Report.)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 47,481,441 shares of Common Stock as of February 28, 2001.

         Transitional Small Business Disclosure Format:   Yes [ ]  No [X]

                               PHON-NET.COM, INC.

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                        CONSOLIDATED FINANCIAL STATEMENTS



                                JANUARY 31, 2001
                            (STATED IN U.S. DOLLARS)

                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                            (STATED IN U.S. DOLLARS)





                                                                 January 31             July 31
                                                                    2001                 2000
                                                               ------------           ------------
ASSETS

CURRENT
     Cash                                                      $      4,511           $    154,421
     Accounts receivable                                             29,174                 23,927
     Prepaid expenses                                                 4,356                  2,133
     Due from director                                                   --                178,490
                                                               ------------           ------------
                                                                     38,041                358,971

CAPITAL ASSETS                                                       64,106                 89,688
INTANGIBLES                                                         464,545                635,687
                                                               ------------           ------------
                                                               $    566,692           $  1,084,346
                                                               ============           ============

LIABILITIES

CURRENT
     Accounts payable and accrued liabilities                  $     97,746           $    143,787
     Due to director                                                137,447                 10,691
     Notes payable                                                   35,723                 36,035
     Deferred revenue                                                   627                     --
                                                               ------------           ------------
                                                                    271,543                190,513
                                                               ------------           ------------

STOCKHOLDERS' EQUITY

CAPITAL STOCK
     Authorized:
         80,000,000 common shares, par value $0.001
         10,000,000 preferred shares, par value $0.01

     Issued and outstanding:
         47,481,441 common shares at January 31, 2001
         43,153,941 common shares at July 31, 2000                1,148,145              1,143,817

     Additional paid in capital                                  12,897,319             11,330,697

NOTE RECEIVABLE (Note 2)                                         (1,211,573)                    --
DEFICIT                                                         (12,454,496)           (11,566,154)
OTHER                                                               (84,246)               (14,527)
                                                               ------------           ------------
                                                                    295,149                893,833
                                                               ------------           ------------

                                                               $    566,692           $  1,084,346
                                                               ============           ============

                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                            (STATED IN U.S. DOLLARS)


                                                                                                                      Inception
                                                    Three Months Ended                 Six Months Ended                March 19
                                                       January 31                          January 31                   1996 to
                                             ------------------------------      ------------------------------       January 31
                                                 2001              2000              2001             2000               2001
                                             ------------      ------------      ------------      ------------      ------------
REVENUE                                      $        685      $      1,720      $      1,662      $      1,771      $    450,047
                                             ------------      ------------      ------------      ------------      ------------
EXPENSES
     Advertising and promotion                    150,376            36,211           185,629            49,812           874,436
     Amortization of intangibles                   85,571            85,570           171,142           171,140           604,692
     Amortization of capital assets                18,801            16,807            37,498            32,606           269,998
     Amortization of convertible note
       discount                                        --            86,211                --            86,211           787,382
     Bank charges and interest                        600               754             1,847             4,263            59,970
     Contract cancellation                         80,500                --            80,500                --           842,500
     Loss on disposal of capital assets                --                --               774                --               774
     Office and sundry                             10,477             6,057            25,789            16,972           226,234
     Professional fees                             31,442            28,915            59,501            84,805           357,262
     Rent and utilities                             5,433             5,320            10,793            12,908           119,178
     Software development                             460                --             5,860                --            87,171
     Software support                                  --            66,000                --            66,000           132,000
     Telephone                                     12,734             7,843            26,104            12,535           306,279
     Transfer agent and filing fees                   745             1,000             6,354             4,000            31,712
     Travel                                         7,210            12,681            14,606            24,464           198,970
     Salaries and benefits                        155,302         1,739,977           265,327         1,810,074         7,736,691
                                             ------------      ------------      ------------      ------------      ------------
                                                  559,651         2,060,346           891,724         2,375,790        12,635,249
                                             ------------      ------------      ------------      ------------      ------------

LOSS BEFORE THE FOLLOWING                         558,966         2,058,626           890,062         2,374,019        12,185,202
     Forgiveness of debt                               --                --                --                --          (230,961)
     Write-down of investments                         --                --                --                --            99,028
     Interest income                                   --                --            (1,720)               --            (1,720)
                                             ------------      ------------      ------------      ------------      ------------
NET LOSS FOR THE PERIOD                           558,966         2,058,626           888,342         2,374,019      $ 12,051,549
                                                                                                                     ============
ACCUMULATED DEFICIT, BEGINNING OF PERIOD       11,895,530         7,340,705        11,566,154         7,025,312
                                             ------------      ------------      ------------      ------------

ACCUMULATED DEFICIT, END OF PERIOD           $ 12,454,496      $  9,399,331      $ 12,454,496      $  9,399,331
                                             ============      ============      ============      ============

LOSS PER SHARE                               $      (0.01)     $      (0.06)     $      (0.02)     $      (0.07)
                                             ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                 45,431,441        36,294,096        44,987,692        36,294,096
                                             ============      ============      ============      ============

COMPREHENSIVE INCOME
     Net loss for the period                 $   (558,966)     $ (2,058,626)     $   (888,342)     $ (2,374,019)
     Foreign currency translation
       adjustment                                  (9,598)           (5,277)           (8,375)          (12,758)
                                             ------------      ------------      ------------      ------------

TOTAL COMPREHENSIVE INCOME (LOSS)            $   (568,564)     $ (2,063,903)     $   (896,717)     $ (2,386,777)
                                             ============      ============      ============      ============


                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (STATED IN U.S. DOLLARS)


                                                                                                                    Inception
                                                         Three Months Ended              Six Months Ended            March 19
                                                             January 31                     January 31               1996 to
                                                    ----------------------------    ----------------------------    January 31
                                                         2001          2000              2001           2000            2001
                                                    ------------    ------------    ------------    ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
     Loss for the period                            $   (558,966)   $ (2,058,626)   $   (888,342)   $ (2,374,019)   $(12,201,216)
                                                    ------------    ------------    ------------    ------------    ------------

ADJUSTMENTS TO RECONCILE LOSS TO NET CASH USED BY
   OPERATING ACTIVITIES
     Stock issued for other than cash                    235,083       1,816,211         243,033       1,816,211       7,740,112
     Amortization                                        104,372          69,377         208,640         203,746       1,784,239
     Loss on disposal of capital assets                       --              --             774              --             774
     Write-down of investments                                --              --              --              --          99,028
     Forgiveness of debt                                      --              --              --              --        (230,961)
     Change in accounts receivable                          (123)          8,836          (5,247)          7,346         (29,174)
     Change in due from director                          94,370              --         178,490              --              --
     Change in prepaid expenses                           10,115             (26)         (2,223)         (1,857)         (4,356)
     Change in accounts payable and accrued
       liabilities                                       (12,779)        (56,599)        (46,041)        (45,482)         97,746
     Change in due to director                           136,550          34,077         126,756         (41,590)        137,447
     Change in deferred revenue                             (279)             --             627              --             627
                                                    ------------    ------------    ------------    ------------    ------------
TOTAL ADJUSTMENTS                                        567,309       1,803,722         704,809       1,938,374       9,595,482
                                                    ------------    ------------    ------------    ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                      8,343        (254,904)       (183,533)       (435,645)     (2,605,734)
                                                    ------------    ------------    ------------    ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES
     Capital assets                                       (2,562)         (8,417)        (13,799)        (15,410)       (335,989)
     Intangibles                                              --              --              --              --         (81,404)
     Excess of purchase price over net assets of
       subsidiaries acquired                                  --              --              --              --        (253,278)
     Investments                                              --              --              --              --        (160,068)
     Proceeds on disposal of capital assets                   --              --           1,109              --           1,109
     Proceeds on sale of investments                          --              --              --              --          61,040
                                                    ------------    ------------    ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                     (2,562)         (8,417)        (12,690)        (15,410)       (768,590)
                                                    ------------    ------------    ------------    ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES
     Common stock issued                                      --              --          55,000              --       1,797,803
     Convertible notes                                        --         600,250              --         600,250       1,337,250
     Notes payable                                           528             502            (312)          1,468         216,684
                                                    ------------    ------------    ------------    ------------    ------------
NET CASH FROM FINANCING ACTIVITIES                           528         600,752          54,688         601,718       3,401,737
                                                    ------------    ------------    ------------    ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (9,598)         (5,277)         (8,375)        (12,758)        (22,902)
                                                    ------------    ------------    ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                           (3,289)        332,154        (149,910)        137,905           4,511

CASH, BEGINNING OF PERIOD                                  7,800           8,912         154,421         203,161              --
                                                    ------------    ------------    ------------    ------------    ------------

CASH, END OF PERIOD                                 $      4,511    $    341,066    $      4,511    $    341,066    $      4,511
                                                    ============    ============    ============    ============    ============


                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (STATED IN U.S. DOLLARS)

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

The Company issued 3,000,000 common shares at a value of $1,200,000 on the exercise of stock options by the sole director. Consideration was in the form of an 8% note receivable (Note 2).

The Company issued 150,000 common shares at a value of $45,000 for salary compensation.

The Company issued 250,000 common shares at a value of $57,500 for consulting services under an investor relations agreement.

The Company issued 500,000 common shares at a value of $125,000 for consulting services under an investor relations contract for a six month period commencing November 16, 2000.

The Company issued 350,000 common shares at a value of $80,500 for the termination of an investor relations contract.

                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2001
                            (STATED IN U.S. DOLLARS)

1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of January 31, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the July 31, 2000 audited consolidated financial statements and notes thereto.

2.   NOTE RECEIVABLE

     On December 15, 2000, the Company issued 3,000,000 common shares pursuant to the exercise of stock options by the sole director at a price of $0.40 per share. Consideration was received in the form of an 8% promissory note with the principal and interest due and payable on June 15, 2002.

     All of the common shares issued pursuant to the exercise of the options are held in escrow, releasable upon payment of the promissory note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Section and elsewhere in this report regarding matters that are not historical facts are forward-looking statements. Because such forward- looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements which address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of the Company's operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2001 Compared to Three Months Ended January 31, 2000

         For the three months ended January 31, 2001, we generated revenues of $685, a 60.2% decrease from revenues of $1,720 for the corresponding three month period of 2000. This decrease was primarily caused by fluctuations due to inconsistent sales while we develop more effective and efficient marketing capabilities.

         For the 2001 quarter, we incurred a net loss of $(558,966) or approximately $(.01) per share, compared to a net loss of $(2,058,626) or approximately $(.06) per share for the corresponding quarter in 2000. The reduction in our net loss was primarily attributable to reduced research and development expenses following completion of development of Direct Connect and our search engine, as well as efforts to curtail operating expenses. Our primary focus has shifted from product development to sales and marketing. As a result, we may continue to experience a reduction in research and development expenses in the near term, however, costs attributable to marketing activities will likely increase.

         Expenses of $559,651 for the quarter ended January 31, 2001 reflect a decrease of 72.8% over expenses of $2,060,346 incurred during the quarter ended January 31, 2000. This decrease in expenses results mainly from reduced research and development and management compensation expenses.

Six Months Ended January 31, 2001 Compared to Six Months Ended January 31, 2000

         For the six months ended January 31, 2001, we generated revenues of $1,662, a 6.2% decrease from revenues of $1,771 for the corresponding six month period of 2000. This decrease was primarily caused by fluctuations due to inconsistent sales while we develop more effective and efficient marketing capabilities.

         For the six months ended January 31, 2001, we incurred a net loss of $(888,342) or approximately $(.02) per share, compared to a net loss of $(2,374,019) or approximately $(.07) per share for the corresponding period in 2000. The reduction in our net loss was primarily attributable to reduced research and development expenses following completion of development of Direct Connect and our search engine, as well as efforts to curtail operating expenses. Our primary focus has shifted from product development to sales and marketing. As a result, we may continue to experience a reduction in research and development expenses in the near term, however, costs attributable to marketing activities will likely increase.

         Expenses of $891,724 for the six months ended January 31, 2001 reflect a decrease of 62.5% over expenses of $2,375,790 incurred during the six months ended January 31, 2000. This decrease in expenses results mainly from reduced research and development and management compensation expenses.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS


         As of July 31, 2000 and 1999, our auditors indicated in their audit report that our net loss and working capital deficit raised substantial doubt that we would be able to continue as a going concern.

         Our operations through fiscal 1999 were related to the interactive real estate and professional listing service conceived by our subsidiary, and not to our current products and services. Our historic business and results of operations should not be viewed as indicative of future operations. While little or no revenues are currently being generated from contracts relating to our interactive real estate and professional listing service, the viability of the service has been established and we are not discontinuing its operation. However, we are currently focusing our efforts marketing Direct Connect, and we may not devote substantial resources to our listing service until Direct Connect marketing efforts have developed.

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

         To date, we have funded our cash requirements from limited operating revenues and from the sale of shares of our common stock. As of January 31, 2001, we had cash reserves of approximately $4,511, and a working capital deficit of $233,502. While we anticipated that revenues from Direct Connect license fees would commence in mid-2000, we have not yet generated substantial Direct Connect revenues, and termination of several of our license and distribution agreements will likely further delay our ability to generate meaningful revenues. The long-term success of our in-house marketing efforts cannot yet be projected.

         It is also possible that our proprietary Direct Connect software will be of sufficient value to a third party to warrant an offer to acquire it. We will consider all proposals designed to enhance shareholder values.

         Until such time as we generate meaningful revenues, we will require additional funds in order to fund our operations, including our payment of rent at our Vancouver offices, and the salaries of our executive officers. If we are unable to generate sufficient revenues from operations, we will be required continue sales of our securities, and we may be required to borrow funds, in order to sustain our operations. We will continue to seek out strategic partners whose access to our target customer base can increase our sales and profitability. We are engaged in active discussions with several lenders to secure interim funding; however, these discussions have not yet resulted in a financing commitment. We may not be able to secure financing on acceptable terms.

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

              None.

         (b)  Reports on Form 8-K

              No Reports on Form 8-K were filed during the period covered by this Report.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

                                   Phon-Net.com, Inc.



                                   By: /s/ Brian Collins
                                       -----------------------------------------
                                       Brian Collins, President and Director
                                       (Principal Executive, Financial and
                                       Accounting Officer)


DATED: March 13, 2001