Form 10QSB
period 2001-04-30
PHON NET COM INC
filed 2001-06-18
CIK 1093902

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended     APRIL 30, 2001
                                        -------------------------------

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from               to
                                      --------------   ------------------

                        Commission File Number: 333-86031

                               Phon-Net.com, Inc.
        -----------------------------------------------------------------
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

                                 (604) 437-3787
                           --------------------------
                           (Issuer's telephone number)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,496,309 shares of Common Stock as of June 13, 2001.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                               PHON-NET.COM, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2001
                            (STATED IN U.S. DOLLARS)

                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                            (STATED IN U.S. DOLLARS)


                                                               April 30             July 31
                                                                 2001                 2000
                                                             ------------         ------------
ASSETS

CURRENT
     Cash                                                    $         --         $    154,421
     Accounts receivable                                          269,110               23,927
     Prepaid expenses                                               1,755                2,133
                                                             ------------         ------------
                                                                  270,865              358,971

CAPITAL ASSETS                                                     45,305               89,688
INTANGIBLES                                                       380,335              635,687
                                                             ------------         ------------

                                                             $    696,505         $  1,084,346
                                                             ============         ============

LIABILITIES

CURRENT
     Accounts payable and accrued liabilities                $    171,462         $    143,787
     Due to director                                              197,622               10,691
     Notes payable                                                 34,863               36,035
     Current portion of deferred revenue                          125,678                   --
                                                             ------------         ------------
                                                                  529,625              190,513
                                                             ------------         ------------
DEFERRED REVENUE                                                  114,583                   --
                                                             ------------         ------------

STOCKHOLDERS' EQUITY

CAPITAL STOCK
     Authorized:
         25,000,000 common shares, par value $0.005
          2,000,000 preferred shares, par value $0.05
     Issued and Outstanding:
          9,496,309 common shares at April 30, 2001
          8,630,809 common shares at July 31, 2000              1,148,145            1,143,817

     Additional paid-in capital                                12,897,319           11,330,697

NOTE RECEIVABLE (Note 2)                                       (1,234,981)                  --
DEFICIT                                                       (12,766,262)         (11,566,154)
OTHER                                                               8,076              (14,527)
                                                             ------------         ------------
                                                                   52,297              893,833
                                                             ------------         ------------

                                                             $    696,505         $  1,084,346
                                                             ============         ============



                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                            (STATED IN U.S. DOLLARS)



                                                                                                                 Inception
                                                 Three Months Ended                Nine Months Ended              March 19
                                                      April 30                          April 30                  1996 to
                                            -----------------------------     -----------------------------       April 30
                                                2001             2000             2001             2000             2001
                                            ------------     ------------     ------------     ------------     ------------
REVENUE                                     $     10,893     $        242     $     12,555     $      2,013     $    460,940
                                            ------------     ------------     ------------     ------------     ------------
EXPENSES
     Advertising and promotion                    67,189          151,635          252,818          201,447          941,625
     Amortization of intangibles                  84,210           85,570          255,354          256,710          688,904
     Amortization of capital assets               18,801           15,976           56,299           48,582          288,799
     Amortization of convertible note
       discount                                       --          350,160               --          436,371          787,382
     Bank charges and interest                       575           16,510            2,420           20,773           60,543
     Contract cancellation                            --          762,000           80,500          762,000          842,500
     Loss on disposal of capital assets               --               --              774               --              774
     Office and sundry                             2,400            4,143           28,189           21,115          228,634
     Professional fees                            19,003           30,360           78,504          115,165          376,265
     Rent and utilities                            7,233            5,489           18,026           18,397          126,411
     Software development                          1,876               --            7,736               --           89,047
     Software support                                 --           33,000               --           99,000          132,000
     Telephone                                     7,874           30,647           33,978           43,182          314,153
     Transfer agent and filing fees                  158           12,852            6,512           16,852           31,870
     Travel                                        5,703           14,658           20,309           39,122          204,673
     Salaries and benefits                       107,814          108,648          373,141        1,918,722        7,844,505
                                            ------------     ------------     ------------     ------------     ------------
                                                 322,836        1,621,648        1,214,560        3,997,438       12,958,085
                                            ------------     ------------     ------------     ------------     ------------

LOSS BEFORE THE FOLLOWING                        311,943        1,621,406        1,202,005        3,995,425       12,497,145
     Forgiveness of debt                              --               --               --               --         (230,961)
     Write-down of investments                        --               --               --               --           99,028
     Interest income                                (177)              --           (1,897)              --           (1,897)
                                            ------------     ------------     ------------     ------------     ------------

NET LOSS FOR THE PERIOD                          311,766        1,621,406        1,200,108        3,995,425     $ 12,363,315
                                                                                                                ============

ACCUMULATED DEFICIT, BEGINNING OF PERIOD      12,454,496        9,399,331       11,566,154        7,025,312
                                            ------------     ------------     ------------     ------------

ACCUMULATED DEFICIT, END OF PERIOD          $ 12,766,262     $ 11,020,737     $ 12,766,262     $ 11,020,737
                                            ============     ============     ============     ============

LOSS PER SHARE                              $      (0.03)    $      (0.21)    $      (0.13)    $      (0.53)
                                            ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                 9,496,288        7,705,353        9,072,677        7,482,652
                                            ============     ============     ============     ============
COMPREHENSIVE INCOME
     Net loss for the period                $   (311,766)    $ (1,621,406)    $ (1,200,108)    $ (3,995,425)
     Foreign currency translation
       adjustment                                  6,414           (1,820)          (1,961)         (14,777)
                                            ------------     ------------     ------------     ------------
TOTAL COMPREHENSIVE INCOME (LOSS)           $   (305,352)    $ (1,623,226)    $ (1,202,069)    $ (4,010,202)
                                            ============     ============     ============     ============


                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (STATED IN U.S. DOLLARS)



                                                                                                                       Inception
                                                        Three Months Ended               Nine Months Ended              March 19
                                                             April 30                         April 30                  1996 to
                                                  -----------------------------     -----------------------------       April 30
                                                      2001             2000             2001             2000             2001
                                                  ------------     ------------     ------------     ------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES
     Loss for the period                          $   (311,766)    $ (1,621,406)    $ (1,200,108)    $ (3,995,425)    $(12,512,982)
                                                  ------------     ------------     ------------     ------------     ------------
ADJUSTMENTS TO RECONCILE LOSS TO NET CASH USED
   BY OPERATING ACTIVITIES
     Stock issued for other than cash                   62,500          688,164          305,533        2,504,375        7,802,612
     Amortization                                      103,011          636,917          311,651          840,663        1,887,250
     Loss on disposal of capital assets                     --               --              774               --              774
     Write-down of investments                              --               --               --               --           99,028
     Forgiveness of debt                                    --               --               --               --         (230,961)
     Change in accounts receivable                     239,936          (15,271)        (245,183)          (7,925)        (269,110)
     Change in due from director                            --               --          178,490               --               --
     Change in due from related parties                     --         (183,900)              --         (183,900)              --
     Change in prepaid expenses                          2,601             (385)             378           (2,242)          (1,755)
     Change in accounts payable and accrued
       liabilities                                      73,716           27,736           27,675          (17,746)         171,462
     Change in due to director                          60,175               --          186,931               --          186,931
     Change in due to related parties                       --           (6,943)              --          (48,533)          10,691
     Change in deferred revenue                        239,634               --          240,261               --          240,261
                                                  ------------     ------------     ------------     ------------     ------------
TOTAL ADJUSTMENTS                                      301,701        1,146,318        1,006,510        3,084,692        9,897,183
                                                  ------------     ------------     ------------     ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                  (10,065)        (475,088)        (193,598)        (910,733)      (2,615,799)
                                                  ------------     ------------     ------------     ------------     ------------
CASH FLOW FROM INVESTING ACTIVITIES
     Capital assets                                         --          (40,231)         (13,799)         (55,641)        (335,989)
     Intangibles                                            --               --               --               --          (81,404)
     Excess of purchase price over net assets
       of subsidiaries acquired                             --               --               --               --         (253,278)
     Investments                                            --               --               --               --         (160,068)
     Proceeds on disposal of capital assets                 --               --            1,109               --            1,109
     Proceeds on sale of investments                        --               --               --               --           61,040
                                                  ------------     ------------     ------------     ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                       --          (40,231)         (12,690)         (55,641)        (768,590)
                                                  ------------     ------------     ------------     ------------     ------------

CASH FLOW FROM FINANCING ACTIVITIES
     Common stock issued                                    --          440,000           55,000          440,000        1,955,723
     Stock issue costs                                      --               --               --               --         (157,920)
     Convertible notes                                      --               --               --          600,250        1,337,250
     Notes payable                                        (860)            (749)          (1,172)             719          265,824
                                                  ------------     ------------     ------------     ------------     ------------
NET CASH FROM FINANCING ACTIVITIES                        (860)         439,251           53,828        1,040,969        3,400,877
                                                  ------------     ------------     ------------     ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  6,414           (1,719)          (1,961)         (14,477)         (16,488)
                                                  ------------     ------------     ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH                         (4,511)         (77,787)        (154,421)          60,118               --

CASH, BEGINNING OF PERIOD                                4,511          341,066          154,421          203,161               --
                                                  ------------     ------------     ------------     ------------     ------------

CASH, END OF PERIOD                               $         --     $    263,279     $         --     $    263,279     $         --
                                                  ============     ============     ============     ============     ============


                               PHON-NET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2001
                            (STATED IN U.S. DOLLARS)

1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of April 30, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the July 31, 2000 audited consolidated financial statements and notes thereto.

2.   NOTE RECEIVABLE

     On December 15, 2000, the Company issued 600,000 common shares pursuant to the exercise of stock options by the sole director at a price of $2.00 per share. Consideration was received in the form of an 8% promissory note with the principal and interest due and payable on June 15, 2002.

3.   SHARE CAPITAL

     On March 30, 2001, the Company consolidated its share capital on a five-old for one-new basis. In addition, on May 1, 2001, the Company's authorized common stock was increased to 25,000,000 shares.

     These financial statements have been prepared giving retroactive effect to the changes in authorized and issued capital.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2001 COMPARED TO THREE MONTHS ENDED APRIL 30, 2000

         For the three months ended April 30, 2001, we generated revenues of $10,893, a 4,401% increase from revenues of $242 for the corresponding three month period of 2000. This increase was primarily caused by fluctuations due to inconsistent sales while we develop more effective and efficient marketing capabilities.

         For the 2001 quarter, we incurred a net loss of $(311,766) or approximately $(.03) per share, compared to a net loss of $(1,621,406) or approximately $(.21) per share for the corresponding quarter in 2000. The reduction in our net loss was primarily attributable to non-recurring expenses incurred during the 2000 period for contract cancellation and amortization of convertible note discount, reduced research and development expenses following completion of development of Direct Connect and our search engine, as well as other efforts to curtail operating expenses. Our primary focus has shifted from product development to sales and marketing. As a result, we may continue to experience a reduction in research and development expenses in the near term, however, costs attributable to marketing activities will likely increase.

         Expenses of $322,836 for the quarter ended April 30, 2001 reflect a decrease of 80% over expenses of $1,621,648 incurred during the quarter ended April 30, 2000. This decrease in expenses is attributable to the same factors as is the reduction in our net loss.

NINE MONTHS ENDED APRIL 30, 2001 COMPARED TO NINE MONTHS ENDED APRIL 30, 2000

         For the nine months ended April 30, 2001, we generated revenues of $12,555, a 523% increase from revenues of $2,013 for the corresponding nine month period of 2000. This decrease was primarily caused by fluctuations due to inconsistent sales while we develop more effective and efficient marketing capabilities.

         For the nine months ended April 30, 2001, we incurred a net loss of $(1,200,108) or approximately $(.13) per share, compared to a net loss of $(3,995,425) or approximately $(.53) per share for the corresponding period in 2000. The reduction in our net loss was primarily attributable to expenses incurred during the 2000 period for contract cancellation and amortization of convertible note discount, reduced research and development expenses following completion of development of Direct Connect and our search engine, as well as other efforts to curtail operating expenses. Our primary focus has shifted from product development to sales and marketing. As a result, we may continue to experience a reduction in research and development expenses in the near term, however, costs attributable to marketing activities will likely increase.

         Expenses of $1,214,560 for the nine months ended April 30, 2001 reflect a decrease of 69.6% over expenses of $3,997,438 incurred during the nine months ended April 30, 2000. This decrease in expenses is attributable to the same factors as is the reduction in our net loss.

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

         Our business model includes our establishing marketing agreements and strategic alliances with companies who have access to large databases of business directories. We believe that this strategy will enable us to reach our target customer-web site operators and advertisers. In so doing, we will use the database resources of a third party, without the time and expense of developing and maintaining that resource. In furtherance of implementing our business model, we entered into distribution agreements with various third parties designed to generate revenues through third-party marketing of our products. However, during the last fiscal year, we terminated most of our licensing and distribution agreements due to the inability of the third parties to successfully market our products. Our marketing licenses for Australia and New Zealand have not been terminated and we are discussing license and distribution arrangements with additional parties to replace the agreements that have been terminated. We recently entered into a distribution agreement covering China, Hong Kong and Taiwan. In order to be successful, we will have to develop additional marketing arrangements that enable us to successfully distribute Direct Connect.

         To date, we have funded our cash requirements from limited operating revenues and from the sale of shares of our common stock. As of April 30, 2001, we had no cash reserves and a working capital deficit of $258,760. While we anticipated that revenues from Direct Connect license fees would commence in mid-2000, we have not yet generated substantial Direct Connect revenues, and termination of several of our license and distribution agreements will likely further delay our ability to generate meaningful revenues. The long-term success of our in-house marketing efforts cannot yet be projected.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         On March 16, 2001, the Registrant filed Articles of Amendment to its Articles of Incorporation so as to (a) reduce the number of shares of capital stock the Registrant is authorized to issue to 18,000,000 shares, consisting of 16,000,000 shares of common stock, par value $.005 per share, and 2,000,000 shares of preferred stock, par value $.05 per share, and (b) provide for a reverse split of the then issued and outstanding shares of common stock at the rate of one for five.

         On May 1, 2001, the Registrant amended its Articles of Incorporation so as to increase the number of shares of capital stock the Registrant is authorized to issue to 27,000,000 shares, consisting of 25,000,000 shares of common stock, $.005 per share, and 2,000,000 shares of preferred stock, par value $.05 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits required by Item 601 of Regulation S-B

               3(i) Articles of Amendment to Articles of Incorporation decreasing authorized capital stock and providing for reverse stock split (1)

               3(ii) Articles of Amendment to Articles of Incorporation increasing authorized capital stock (2)

-----------------

(1) Incorporated by reference to Exhibit 3.1(f) to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 filed on May 14, 2001.

(2) Incorporated by reference to Exhibit 3.1(g) to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 filed on May 14, 2001.

         (b)  Reports on Form 8-K

              No Reports on Form 8-K were filed during the period covered by this Report.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

                                     Phon-Net.com, Inc.



                                     By: /s/ Brian Collins
                                         ---------------------------------------
                                         Brian Collins, President and Director
                                         (Principal Executive, Financial and
                                         Accounting Officer)



DATED: June 18, 2001