Form 10KSB
period 2001-07-31
PHON NET COM INC
filed 2001-11-14
CIK 1093902

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the fiscal year ended July 31, 2001

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

                         16th West 46th Street 7th Floor
                             New York New York 10039
               --------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (212) 504-8206
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

State registrant's revenues for the year ended July 31, 2001:  $4,459

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF
THE REGISTRANT COMPUTED BY REFERENCE TO THE CLOSING BID PRICE OF ITS COMMON
STOCK AS REPORTED BY THE OTC BULLETIN BOARD ON NOVEMBER 13,2001 ($.12):
$1,483,861

                      APPLICABLE ONLY TO CORPORATE ISSUERS

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE
$.001 PER SHARE (THE "COMMON STOCK") AS OF NOVEMBER 13,2001, WAS 12,365,509.

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

     IN September 2001, management of Phon-net was change from Brian Collins to
Todd Violette.

EMPLOYEES

     We currently employ two people, one is full-time employee, in the following capacities of executive officers, one administrative employee.

ITEM 2. DESCRIPTION OF PROPERTIES

     We are currently operating from 16th West 46th Street 7th Floor, New York
New York 10039.

ITEM 3. LEGAL PROCEEDINGS

(NONE)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our shares of common stock are traded on the OTC Electronic Bulletin Board under the symbol "PHNT". From October 24, 2000 to November 12, 2001 the
Company's Stock has been trading on the OTC Bulletin Board market. From May 24,
2000 until October 24, 2000 our shares were traded over-the-counter, in the pink sheets. The reported high and low bid prices for the common stock are shown below for the period from October 1, 1998 (the date of business combination between Agrosol, Inc. and Phon-Net Corp.) through September 30, 2000. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Period                                                 High             Low
------
October 1, 1998 - December 31, 1998                    $.37375          $.0625
January 1, 1999 - March 31, 1999                      $1.50             $.12
April 1, 1999 - June 30, 1999                          $.69             $.19
July 1, 1999 - September 30, 1999                      $.41             $.19
October 1, 1999 - December 31, 1999                    $.81             $.07
January 1, 2000 - March 31, 2000                      $8.47             $.73
April 1, 2000 - June 30, 2000                         $2.44             $.55
July 1, 2000 - September 30, 2000                     $1.90             $.50
October 1, 2000- December 31, 2000                    $0.625           $0.105
January 1, 2001- March 31, 2001                       $0.1875          $0.04
April 1, 2001- June 30, 2001                          $0.45            $0.06
July 1, 2001- September 30, 2001                      $0.12            $0.05

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Fiscal Year Ended July 31, 2000 Compared to Fiscal Year Ended July 31, 1999

     For the fiscal year ended July 31, 2001, we generated revenues of $4,459, a
36% decrease from revenues of $6,896 for the fiscal year ended July 31, 2000.
This decrease was primarily caused by completion of beta sales on our search engine product, lack of meaningful revenues from sales of Direct Connect and fluctuations due to inconsistent sales while we develop more effective and efficient marketing capabilities.

     For the 2001 fiscal year, we incurred a net loss of $(1,504,749) or approximately $(.16) per share, compared to a net loss of $(4,540,842) or approximately $(.59) per share for the 2000 fiscal year. The decrease in our net loss was primarily attributable to reduced research and development expenses following completion of development of Direct Connect and our search engine, as well as efforts to curtail operating expenses. While we may continue to experience a reduction in research and development expenses in the near term, costs attributable to marketing activities will likely increase.

     Expenses of $1,509,208 for the year ended July 31, 2001 reflect a decrease from expenses of $4,547,738 incurred during the fiscal year ended July 31, 2000.
This decrease in expenses results mainly from non-recurring costs associated with the value of securities issued under management compensation plans.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS

     As of July 31, 2001, 2000 and 1999, our auditors indicated in their audit report that our net loss and working capital deficit raised substantial doubt that we would be able to continue as a going concern.

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

     Our business model includes our establishing marketing agreements and strategic alliances with companies who have access to large databases of business directories. We are currently re-evaluating our business model for the
Direct Connect Product due to the tremendous decline in web-based businesses. We have the right to sell four multi-media products from our marketing channel partnership.

     To date, we have funded our cash requirements from limited revenues from operations and from the sale of shares of our common stock. As of July 31, 2001, we had cash reserves of approximately $150 and no working capital. We no longer anticipated that revenues from Direct Connect license fees would become sufficient effort to pay for the operational cost during 2002. During the next year we will dividend out our four subsidiaries with the intents to sell them.
We are expecting to net $300,000 per subsidiary. We anticipate hiring a tax consultant to determine the value of the sale of our tax loss to generate cash.

     It is also possible that our proprietary Direct Connect software will be of sufficient value to a third party to warrant an offer to acquire it. We will consider all proposals designed to enhance shareholder values. Until such time as we generate meaningful revenues, we will require additional funds in order to fund our operations, including our payment of rent at our offices, and the salaries of our executive officers. If we are unable to generate sufficient revenues from operations, we will be required continue sales of our securities, and we may be required to borrow funds, in order to sustain our operations. We will continue to seek out strategic partners whose access to our target customer base can increase our sales and profitability. We are engaged in active discussions with several lenders to secure interim funding; however, these discussions have not yet resulted in our receipt of financing. We may not be able to secure financing on acceptable terms.

ITEM 7. FINANCIAL STATEMENTS

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000
                            (Stated in U.S. Dollars)

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
Phon-net.com, Inc.
(A development stage company)

We have audited the consolidated balance sheets of Phon-net.com, Inc. (a development stage company) as at July 31, 2001 and 2000, and the consolidated statements of operations and deficit, cash flows, and stockholders' equity for the years ended July 31, 2001, 2000, and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 2001 and
2000 and the results of its operations and its cash flows for the years ended
July 31, 2001, 2000, and 1999 in accordance with United States generally accepted accounting principles.

Without qualifying our opinion, we draw attention to Note 1 to the consolidated financial statements. The Company incurred a net loss of $1,504,749 during the year ended July 31, 2001, and, as at that date, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern.

Vancouver, Canada

October 24, 2001                                           Chartered Accountants

            COMMENTS BY AUDITORS ON UNITED STATES - CANADA DIFFERENCE

In Canada, reporting standards for auditors do not permit the addition of an explanatory paragraph when the financial statements account for, disclose and present in accordance with generally accepted accounting principles conditions and events that cast substantial doubt on the Company's ability to continue as a going concern. Although our audit was conducted in accordance with both United
States and Canadian generally accepted auditing standards, our report to the shareholders, dated October 24, 2001, is expressed in accordance with United
States reporting standards which require a reference to such conditions and events in the Auditors' Report.

Vancouver, Canada

October  24, 2001                                          Chartered Accountants

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                            (Stated in U.S. Dollars)

                                                           JULY 31
                                                      2001          2000
                                                  -----------   -----------
ASSETS
Current
     Cash                                         $       150   $   154,421
     Accounts receivable                               16,714        23,927
     Due from related parties                               -       178,490
     Prepaid expenses                                     956         2,133
                                                  -----------   -----------
                                                       17,820       358,971

Capital Assets (Note 3)                                51,941        89,688
Intangibles (Note 4)                                  298,835       635,687
                                                  -----------   -----------
                                                  $   368,596   $ 1,084,346
                                                  ===========   ===========

LIABILITIES
Current
     Accounts payable and accrued liabilities     $   237,358   $   143,787
     Due to related parties                           194,535        10,691
     Notes payable (Note 5)                            34,965        36,035
                                                  -----------   -----------
                                                      466,858       190,513
                                                  -----------   -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital Stock (Note 6)
     Authorized:
         25,000,000 common shares,
         par value $0.005
         2,000,000 preferred shares,
         par value $0.05

     Issued and outstanding
         11,058,809 common shares
         at July 31, 2001 and
         8,630,809 common shares
         at July 31, 2000                           1,155,957     1,143,817

     Additional paid-in capital                    11,857,757    11,330,697

Deficit                                           (13,070,903)  (11,566,154)
Other                                                 (41,073)      (14,527)
                                                  -----------   -----------
                                                      (98,262)      893,833
                                                  -----------   -----------
                                                  $   368,596   $ 1,084,346
                                                  ===========   ===========

Approved by the Sole Director:

--------------------------------------------------

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                            (Stated in U.S. Dollars)

                                                                               INCEPTION
                                                                            MARCH 19, 1996
                                                YEAR ENDED JULY 31            TO JULY 31
                                        2001          2000          1999          2001
                                    -----------   -----------   -----------   -----------

Revenue                             $     4,459   $     6,896   $    43,867   $   452,844
                                    -----------   -----------   -----------   -----------

Expenses
     Advertising and promotion          291,316       299,117       506,329       980,123
     Amortization of intangibles        336,852       342,280        43,448       770,402
     Amortization of capital assets      50,783        66,635        80,041       283,283
     Amortization of convertible
       note discount
                                              -       471,525       315,857       787,382
     Bank charges and interest            3,751        33,395        18,497        61,874
     Contract cancellation               80,500       762,000             -       842,500
     Office and sundry                   28,767        29,935        55,295       229,212
     Professional fees                  220,246       159,340        87,015       518,007
     Rent and utilities                  21,894        23,792        34,439       130,279
     Software development                 7,736        81,311             -        89,047
     Software support                         -       121,000        11,000       132,000
     Telephone                           53,685        40,145        52,130       333,860
     Transfer agent and filing fees      11,296        18,858         6,500        36,654
     Travel                              24,324        57,452        18,608       208,688
     Salaries and benefits              378,058     2,040,953     4,850,866     7,849,422
                                    -----------   -----------   -----------   -----------
                                      1,509,208     4,547,738     6,080,025    13,252,733
                                    -----------   -----------   -----------   -----------

Loss Before The Following             1,504,749     4,540,842     6,036,158    12,799,889
     Forgiveness of debt                      -             -             -      (230,961)
     Write-down of investments                -             -             -        99,028
                                    -----------   -----------   -----------   -----------

Net Loss For The Year                 1,504,749     4,540,842     6,036,158   $12,667,956
                                                                              ===========

Accumulated Deficit, Beginning
  Of Year
                                     11,566,154     7,025,312       989,154
                                    -----------   -----------   -----------

Accumulated Deficit, End Of Year    $13,070,903   $11,566,154   $ 7,025,312
=================================  ============   ===========   ===========

Loss Per Share                      $      0.16   $      0.59   $      1.78
=================================  ============   ===========   ===========

Weighted Average Number
   Of Shares Outstanding              9,458,039     7,754,060     3,384,660
=================================  ============   ===========   ===========

Comprehensive Income
     Net loss for the year          $(1,504,749)  $(4,540,842)  $(6,036,158)
     Foreign currency
       translation adjustment            (1,546)      (15,540)       (2,949)
                                    -----------   -----------   -----------

Total Comprehensive Income (Loss)   $(1,506,295)  $(4,556,382)  $(6,039,107)
=================================  ============   ===========   ===========

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)

                                                                                              INCEPTION
                                                                                            MARCH 19, 1996
                                                        YEAR ENDED JULY 31                   TO JULY 31
                                              2001             2000             1999             2001
                                         --------------   --------------   --------------   --------------

Cash Flows From Operating Activities
     Loss for the year                   $   (1,504,749)  $   (4,540,842)  $   (6,036,158)  $  (12,817,623)
                                         --------------   --------------   --------------   --------------

Adjustments To Reconcile Loss To Net
   Cash Used By Operating Activities
     Stock issued for other than cash           429,200        2,579,079        4,918,000        7,926,279
     Amortization                               387,635        1,001,440          450,346        1,963,234
     Write-down of investments                        -                -                -           99,028
     Forgiveness of debt                              -                -                -         (230,961)
     Change in accounts receivable                7,213          (10,098)          (8,886)         (16,714)
     Change in due from related parties         178,490         (178,490)          29,932                -
     Change in prepaid expenses                   1,177           (2,133)           7,950             (956)
     Change in accounts payable and
       accrued liabilities
                                                 93,571           (2,589)         (33,318)         237,358
     Change in due to related parties           183,844          (55,340)          39,373          194,535
                                         --------------   --------------   --------------   --------------
Total Adjustments                             1,281,130        3,331,869        5,403,397       10,171,803
                                         --------------   --------------   --------------   --------------
Net Cash Used In Operating Activities          (223,619)      (1,208,973)        (632,761)      (2,645,820)
                                         --------------   --------------   --------------   --------------

Cash Flows From Investing Activities
     Capital assets                             (13,036)         (60,026)         (15,613)        (335,226)
     Intangibles                                      -                -                -          (81,404)
     Excess of purchase price over net
       assets of subsidiaries acquired                -                -                -         (253,278)
     Investments                                      -                -                -         (160,068)
     Proceeds on sale of investments                  -                -                -           61,040
                                         --------------   --------------   --------------   --------------
Net Cash Used In Investing Activities           (13,036)         (60,026)         (15,613)        (768,936)
                                         --------------   --------------   --------------   --------------

Cash Flows From Financing Activities
     Common stock issued                         85,000          635,000          232,365        1,985,723
     Stock issue costs                                -                -         (157,920)        (157,920)
     Convertible notes                                -          600,250          737,000        1,337,250
     Notes payable                               (1,070)             549                -          265,926
                                         --------------   --------------   --------------   --------------
Net Cash From Financing Activities               83,930        1,235,799          811,445        3,430,979
                                         --------------   --------------   --------------   --------------

Effect Of Exchange Rate Changes On Cash
                                                 (1,546)         (15,540)          (2,949)         (16,073)
                                         --------------   --------------   --------------   --------------

Net Increase (Decrease) In Cash                (154,271)         (48,740)         160,122              150

Cash, Beginning Of Year                         154,421          203,161           43,039               -
                                         --------------   --------------   --------------   --------------

Cash, End Of Year                        $          150   $      154,421    $     203,161   $          150
                                         ==============   ==============   ==============   ==============

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

July 31, 2001
-------------

     The Company issued 1,320,000 common shares at a value of $180,500 for termination of an investor relations contract and an employment contract.

     The Company issued 595,500 common shares at a value of 273,700 for consulting services and salary compensation.

July 31, 2000
-------------

     The Company issued 40,000 common shares at a value of $762,000 for the termination of an investor relations contract.

     The Company issued 356,402 common shares on the conversion of promissory notes and accrued interest totalling $623,704.

     The Company issued 640,000 common shares at a value of $1,644,000 to a director for consideration of the relinquishment of all the rights to a stock appreciation rights agreement.

     The Company issued 714,000 common shares at a value of $129,625 for consulting services and salary compensation.

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (Stated in U.S. Dollars)

                                                     Common Stock
                                           ---------------------------------
                                                                  Additional
                                             Number                 Paid-In              Accumulated
                                           Of Shares    Amount      Capital      Other     Deficit      Total
                                           ---------  ----------  ----------  ---------  ----------  ----------

Balance, July 31, 1997                     7,455,676     415,099           -       2,975    (401,069)     17,005

Issuance Of Common Stock                   1,966,324     618,259           -           -           -     618,259

Translation Adjustment                             -           -           -         987           -         987

Loss For The Year                                  -           -           -           -    (588,085)   (588,085)
                                          ----------  ----------  ----------  ----------  ----------  ----------

Balance, July 31, 1998                     9,422,000   1,033,358           -       3,962    (989,154)     48,166

Issuance Of Common Stock                     578,000      77,365           -           -           -      77,365
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                          10,000,000   1,110,723           -       3,962    (989,154)    125,531

Consolidation Of Stock On 1 For 2 Basis   (5,000,000)          -           -           -           -           -
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                           5,000,000   1,110,723           -       3,962    (989,154)    125,531

Adjustment To Number Of Shares Issued And
  Outstanding As A Result Of The Reverse
  Take-Over Transaction
     Piedmont Technologies Inc.           (5,000,000)          -           -           -           -           -
     Phon-net Corp.                        7,000,000           -           -           -           -           -
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                           7,000,000           -           -           -           -     125,531

Ascribed Value Of The Shares Issued In
  Connection With The Acquisition Of
  Piedmont Technologies Inc.               5,000,000       5,000       2,000           -           -       7,000
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                          12,000,000   1,115,723       2,000       3,962    (989,154)    132,531

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (Stated in U.S. Dollars)

                                                     Common Stock
                                           ---------------------------------
                                                                  Additional
                                             Number                 Paid-In              Accumulated
                                           Of Shares    Amount      Capital      Other     Deficit      Total
                                           ---------  ----------  ----------  ---------  ----------  -----------

Balances Carried Forward                  12,000,000   1,115,723       2,000       3,962    (989,154)    132,531

Adjustment To Number Of Shares Issued
  And Outstanding As A Result Of
  The Reverse Take-Over Transaction
     Phon-net Corp.                      (12,000,000)          -           -           -           -           -
     Phon-net.com, Inc.                      730,000           -           -           -           -           -
                                         -----------  ----------  ----------  ----------  ----------  ----------
                                             730,000   1,115,723       2,000       3,962    (989,154)    132,531

Ascribed Value Of The Shares Issued
  In Connection With The
  Acquisition Of Phon-net Corp.            2,282,000           -           -           -           -           -
                                         -----------  ----------  ----------  ----------  ----------  ----------
                                           3,012,000   1,115,723       2,000       3,962    (989,154)    132,531

Issuance Of Common Stock
     For cash                                 92,000         460     154,540           -           -     155,000
     For services                            343,000       1,715     480,285           -           -     482,000
     For technology                          528,649       2,643     975,357           -           -     978,000
     For compensation expense              2,617,000      13,085   4,470,915           -           -   4,484,000
     On conversion of promissory notes       541,486       2,707   1,050,150           -           -   1,052,857
     For deferred compensation expense        71,352         357     131,643    (132,000)          -           -

Stock Issue Costs                                  -           -    (212,920)          -           -    (212,920)

Amortization Of Deferred Compensation              -           -           -      11,000           -      11,000

Translation Adjustment                             -           -           -      (2,949)          -      (2,949)

Loss For The Year                                  -           -           -           -  (6,036,158) (6,036,158)
                                         -----------  ----------  ----------  ----------  ----------  ----------

Balance, July 31, 1999                     7,205,487   1,136,690   7,051,970    (119,987) (7,025,312)  1,043,361

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (Stated in U.S. Dollars)

                                                     Common Stock
                                           ---------------------------------
                                                                  Additional
                                             Number                 Paid-In               Accumulated
                                           Of Shares    Amount      Capital      Other      Deficit       Total
                                          ----------  ----------  ----------  ---------   -----------  ----------

Balances Carried Forward                   7,205,487   1,136,690   7,051,970    (119,987)  (7,025,312)  1,043,361

Issuance Of Common Stock
     For compensation expense                640,000       3,200   1,660,800           -            -   1,664,000
     For services                             71,400         357     129,268           -            -     129,625
     For contract cancellation                40,000         200     761,800           -            -     762,000
     For conversion of promissory notes      356,422       1,782     621,922           -            -     623,704
     Options exercised                       317,500       1,588     633,412           -            -     635,000

Discount On Convertible Notes                      -           -     471,525           -            -     471,525

Amortization Of Deferred Compensation              -           -           -     121,000            -     121,000

Loss For The Year                                  -           -           -           -   (4,540,842) (4,540,842)

Translation Adjustment                             -           -           -     (15,540)           -    (15,540)
                                          ----------  ----------  ----------  ----------  -----------  ----------

Balance, July 31, 2000                     8,630,809   1,143,817  11,330,697     (14,527) (11,566,154)    893,833

Issuance Of Common Stock
     For compensation expenses             1,217,500       6,088     135,912           -            -     142,000
     For services                            315,500       1,577     205,123           -            -     206,700
     For contract cancellations               70,000         350      80,150           -            -      80,500
     Options exercised                     1,112,500       5,563   1,279,437           -            -   1,285,000
     Cancelled on redemption                (600,000)     (3,000) (1,197,000)          -            -  (1,200,000)
     For deferred compensation expense       312,500       1,562      23,438     (25,000)          -            -

Loss For The Year                                  -           -           -           -   (1,504,749) (1,504,749)

Translation Adjustment                             -           -           -      (1,546)           -      (1,546)
                                          ----------  ----------  ----------  ----------  -----------  ----------

Balance, July 31, 2001                    11,058,809  $1,155,957 $11,857,757  $  (41,073)$(13,070,903) $  (98,262)
                                          ==========  ========== ===========  ========== ============  ==========

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000
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

                             JULY 31, 2001 AND 2000
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

                             JULY 31, 2001 AND 2000
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

                             JULY 31, 2001 AND 2000
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

3.   CAPITAL ASSETS
                                                      2001                       2000
                                    ---------------------------------------   -----------
                                                  Accumulated    Net Book      Net Book
                                        Cost     Depreciation     Value          Value
                                    -----------  ------------   -----------   -----------
     Computer equipment             $   136,284   $    95,036   $    41,248   $    62,277
     Telephone and equipment             38,918        29,813         9,105         6,241
     Computer software                  157,703       156,115         1,588        21,170
                                    -----------   -----------   -----------   -----------
                                    $   332,905   $   280,964   $    51,941   $    89,688
                                    ===========   ===========   ===========   ===========

4.   INTANGIBLES
                                                      2001          2000
                                                  -----------   -----------
     Goodwill, at cost                            $    81,404   $    81,404
     Technology, at cost                              978,000       978,000
                                                  -----------   -----------
                                                    1,059,404     1,059,404
     Less:  Accumulated amortization                 (760,569)     (423,717)
                                                  -----------   -----------
                                                  $   298,835   $   635,687
                                                  ===========   ===========

5.   NOTES PAYABLE

                                                      2001          2000
                                                  -----------   -----------

    Unsecured with interest at 5% per annum       $    34,965   $    36,035
                                                  ===========   ===========

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000
                            (Stated in U.S. Dollars)

6.   CAPITAL STOCK

     a)   On March 30, 2001, the Company consolidated its share capital on a five-old for one-new basis.  In addition, the Company increased the number of authorized common shares to 25,000,000 shares.

          All references to share capital in the financial statements are on a post-consolidated basis.

     b)   On December 15, 2000, the Company issued 600,000 common shares pursuant to the exercise of stock options of a director at a price of
          $2.00 per share.  Consideration was received in the form of an 8%
          promissory note with the principal and interest due and payable on
          June 15, 2002.

          On July 27, 2001, 600,000 common shares were returned to Treasury and cancelled. The promissory note was cancelled.

     c)   During the year ended July 31, 2001, the Company issued 595,500 common shares at a value of  $273,700 for consulting services and salary compensation. The Company also issued 70,000 common shares at a value of $80,500 for termination of an investors relations contract

     d)   During the year ended July 31, 2001, the Company issued 1,250,000 common shares to a director at a value of $100,000 (Note 8(a)).

     e)   During the year ended July 31, 2000, the Company issued 8% promissory notes in the amount of $600,250, convertible, including accrued interest, into common stock and non-transferable share purchase warrants at a price of $0.35 per share.  Each share purchase warrant entitled the holder to purchase one additional share at a price of
          $0.50 per share for a period of twelve months from the conversion date.

          An amount of $471,525 was charged to operations arising from the discount from fair market value of the shares at the date of issue of the promissory notes.

          The Company issued 1,356,402 common shares and 178,202 share purchase warrants on the conversion of the promissory notes, including accrued interest of $23,454.  As at July 31, 2001, all share purchase warrants have expired.

     f)   During the year ended July 31, 2000, the Company issued 640,000 common shares to the director of the Company at a value of $1,664,000, and for which the director relinquished all rights to the stock appreciation rights referred to in Note 8(a).

     g)   During the year ended July 31, 2000, the Company issued 40,000 common shares at a value of $762,000 for the termination of an investor relations contract.

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000
                            (Stated in U.S. Dollars)

6.   CAPITAL STOCK (Continued)

     h)   During the year ended July 31, 2000, the Company issued 71,400 common shares for consulting services and salary at a value of $129,625.

     i)   In accordance with the terms of an employment agreement, the Company's vice president of technology is to be issued 20,000 common shares on each of November 1, 1999, 2000 and 2001.  During the year ended July
          31, 2001, 20,000 common shares were issued at a value of $3,000.

     j)   On May 29, 1999, the Company adopted a Stock Option Plan that provides for the granting to employees of stock options designed to qualify as
          "incentive stock options" under the Internal Revenue Code. An option gives the participant the right to purchase, from the Company, a specified number of shares of common stock for a specified price during a specified period not exceeding 10 years. A total of 1,600,000 shares of common stock have been reserved for issuance under the Stock
          Option Plan.

          Options issued as follows:

                                                                 Weighted Average
                                     Number of    Exercise Price  Exercise Price
                                      Shares        Per Share      Per Share
                                     ---------    -------------- ----------------

          Outstanding July 31, 1999   440,000      $  1.80-2.00     $  1.95

          Granted                      49,600      $  1.80-6.25     $  2.10
                                     ---------     ------------     -------

          Outstanding July 31, 2000   489,600      $  1.80-6.25     $  2.00
                                     ---------     ------------     -------
          Granted                     200,000      $    2.00        $  2.00

          Cancelled                     9,600      $  1.80-6.25     $  3.44
          Exercised                  (600,000)          2.00        $  2.00
                                     ---------     ------------     -------

          Outstanding July 31, 2001    80,000      $    1.80        $  1.80
                                     =========     ============     =======

          At July 31, 2001, the weighted average contractual life of options is
          6 years. All options are exercisable at July 31, 2001.

          The weighted-average grant-date fair value of options granted in 2001 is $1.80.  The fair value of the options is estimated using the
          Black-Scholes options pricing model with the following assumptions:
          dividend yield, Nil percent for all years; expected volatility of
          205%; risk free interest rate of 5.25%; and expected life ranging from three to five years.

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000
                            (Stated in U.S. Dollars)

6.   CAPITAL STOCK (Continued)

     j)   (Continued)

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

          The pro forma net loss and earnings per share for 2001, 2000 and 1999 as if the fair value method had been used is as follows:

                              2001             2000             1999
                         ------------     ------------     ------------

          Net loss       $  1,884,155     $  4,595,055     $  6,781,648
                         ------------     ------------     ------------

          Per share      $       0.20     $       0.12     $       0.40
                         ============     ============     ============

          Under the Stock Option Plan the Company may grant non-qualifying stock options at an exercise price of not less than 75% of fair market value at the date the option is granted. Compensation expense will be recognized at the date of grant of any  non-qualifying options at the difference between the fair market value and the exercise price.  No non-qualifying stock options are granted as at July 31, 2001.

7.   RELATED PARTY TRANSACTIONS

     During the year ended July 31, 2001, the Company paid $187,500 (2000 -
     $1,830,000; 1999 - $4,662,716) to a director for salaries.

     The amount paid in fiscal 2001 includes $100,000 paid by the issue of
     1,250,000 common shares at a price of $0.08 per share. As at July 31, 2001,
     $25,000 has been recorded as deferred compensation.

     The amount paid in fiscal 2000 includes the issue of 640,000 common shares of the Company, at a value of $2.60 per share, for relinquishments of certain rights under the stock  appreciation rights agreement.  The amount paid in 1999 includes the issue of 5,000,000 common shares of the Company, at a value of $0.25 per share issued  pursuant to an employment agreement, and 8,085,000 common shares at a value of $0.40 per share for accomplishing certain development goals.

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000
                            (Stated in U.S. Dollars)

8.   COMMITMENTS

     a)   TheCompany entered into an employment agreement dated July 1, 1999 with a director for a period of three years at an annual remuneration of $150,000. In addition, and as an  inducement to enter into the employment contract the Company has agreed to issue to the director,
          1,000,000 common shares. The employment  agreement also grants the director an annual Stock Appreciation  Right ("SAR"), pursuant to which, on (i) February 15, 2000, the director shall be entitled to receive a sum of money in an amount equal to four hundred thousand
          (400,000) times the difference between the "fair market value" of the
          Company's common stock at the close of trading on June 30, 1999 and
          February 1, 2000, (ii) on February 15, 2001, the director shall be entitled to receive a sum of money in an amount equal to six hundred thousand (600,000) times the difference between the "fair  market value" of the Company's common stock at the  close of  trading  on
          February 1, 2000 and February 1, 2001 and (iii) on February 15, 2002,
          the director shall be entitled to receive a sum of money in an amount equal to six hundred thousand  600,000) times the difference between the "fair market value" of the Company's common stock at the close on
          February 1, 2001 and February 1, 2002.

          During the fiscal 2000, the Company entered into an agreement with a director to issue 640,000 common shares of the Company to the director in consideration of the relinquishment of all entitlements under the
          Stock Appreciation Rights referred to above.

     b)   On July 21, 2001, the Company entered into an investor relations agreement for a three month period.  Under the agreement, the Company will pay $5,000 per month or issue a total of 150,000 common shares together with a warrant to purchase 350,000 common shares of the
          Company at a price of $0.10 per share.

     c)   On December 9, 1999, the Company entered into two licence agreements with Brocker Technology Group (NZ) Limited, a publicly-held New
          Zealand corporation.  One licence agreement covers New Zealand and the other covers Australia.  The agreements grant Brocker the exclusive licence to use, market, distribute and sublicense the Direct Connect software throughout Australia and New Zealand.

          The Company will be entitled to a licence fee from Brocker for each
          Direct Connect licence activated for Brocker.  Licence fees from
          Brocker are payable quarterly. The agreement expires December, 2001.

          The agreement does not result in any significant funding obligations or contingent liabilities for the Company.

     d)   The Company leases premises at an annual minimum rental of $10,668 until July 31, 2002.

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000
                            (Stated in U.S. Dollars)

9.   SUBSEQUENT EVENTS

     a)   On September 6, 2001, the Company increased its authorized capital to
          200,000,000 common shares with a par value of $0.01, 20,000,000 preferred shares with a par value of $0.001, and 6,000,000 Class B common shares with a par value of $Nil. Each Class B common share entitles the holder to ten votes per share and has no cash value.

     b)   On September 17, 2001, the Company entered into an agreement with a director to terminate the employment contract with that director for consideration of $20,000 and the forgiveness of amounts due to directors. As at July 31, 2001, an amount of $194,535 was payable.

     c)   On September 7, 2001, the Company entered into an employment contract with a director at an annual salary of $80,000 in the first year increasing to $100,000 in the third year.  In addition, the director will receive 6,000,000 Class B common shares as incentive, and 250,000 common shares each quarter for three years, together with a bonus of
          10,000,000 common shares if still employed by the Company after three years. The term of the contract is for an indefinite period.

     d)   On September 7, 2001, the Company entered into a marketing agreement with an Alberta, Canada, corporation  under which the Company will market the software products of the other corporation.  In addition, the Company will be provided with a training and sales program together with customer service and support for its Direct Connect product. As consideration for the services to be provided, the Company shall pay a total of $80,000, and issue 1,000,000 common shares, 90 days after the signing of the agreement.

     e)   Pursuant to the agreement referred to in Note 8(b), the Company issued
          150,000 common shares at a price of $0.10 per share.

     f)   On August 20, 2001, the Company entered into a consulting agreement, for a four month period commencing August 20, 2001, for consideration of the issuance of 200,000 common shares.

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

Name                   Age       Position
----                   ---       --------

Todd Violette          32        Chairman of the Board of Directors, Chief
                                 Executive Officer, President, Chief Operating
                                 Officer, Secretary, Treasurer and Director

Sloan Young            31        Vice President of Technology and
Operations

Mr. Todd Violette, Chairman of the Board

     Mr Violette is employed as our Chief Operating Officer.  Mr. Violette is also currently employed by Cormax Business Solutions Inc. as the President and
has been since February 2000. Mr. Violette was the President of Centurion
Financial Communication from 1997 to 2000. Centurion was a consulting firm, advising company on methods for public communication. Prior to work for
Centurion Mr. Violette was a Stock Broker with West America Securities Inc. and
M.A. Gillespie Securities starting 1996.

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

     EMPLOYMENT AGREEMENTS.  Effective September 8, 2001 we have entered into an employment contract with Todd Violette to serve as our Chief Operating Officer for a period of five years. Mr. Violette has been hired to restructure and recruit new management to the company over the next year. Mr. Violette's employment shall pay $80,000 dollars over the next year and 2,000,000 shares.
Mr. Violette's employment entitles him to six million Class B shares which have a 10-1 voting rights with no cash value.

     Effective November 1, 1999, we entered into a three year employment agreement with Sloan Young, our Vice President of Technology and Operations. Mr.
Young's salary was $55,000 for the first year, $59,500 for the second year and
$66,000 for the last year of the term. We granted Mr. Young options to purchase
200,000 shares of our stock, exercisable at $.36 per share, which vest one-third each year of the agreement, and expire on December 31, 2004. We also agreed to issue Mr. Young 100,000 shares of our stock on each of November 1, 1999, 2000 and 2001. In addition, we have agreed to pay Mr. Young $1.00 for each Direct
Connect license sold, with such payment being made in the local currency of sale. We may discontinue the payment of the $1.00 per license at any time, at our discretion. Effective November 1, 2000, we paid Mr. Young a bonus equal to
50,000 shares of our common stock, for services rendered during the fiscal year ended July 31, 2000.

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

ITEM 10. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended July 31, 2002.

                           Summary Compensation Table
                                                                                            All
Name                                                 Restricted     Securities              Other
And                                  Other Annual    Stock          Underlying     LTIP     Compens-
Principle          Salary   Bonus    Compensation    Award(s)       Options/SARs   Payouts  ation
Position   Year    ($)      ($)      ($)             ($)            (#)            ($)      ($)
------------------------------------------------------------------------------------------------------
Todd A     2002
Violette            80,000 USD         $              2,000,000
Chairman
President
------------------------------------------------------------------------------------------------------

Todd Violette received Six Million Shares of Class B Common with No Cash Value but Voting right of 10 votes per share.

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

     Subject to the provisions of each of the stock option plans, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an inventive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options will be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than 75% of the fair market value of the shares of common stock on the date of grant. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options will be subject to restrictions on sale or transfer. As of July 31, 2001, A total of 1,600,000 shares of common stock have been reserved for issuance under the Stock Option.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information known to us, as of October 31,
2001, relating to the beneficial ownership of shares of common stock by: each person who is known by us to be the beneficial owner of more than five percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group.

     Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Phon-Net.com, Inc., 16th West 46th Street 7th
Floor, New York, New York 10039.

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

 Name and Address of                Amount and Nature of           Percentage
 Beneficial Owner                   Beneficial Ownership            of Class
 ------------------                 --------------------           ----------

Todd Violette                           62,000,000  (1)(2)          86.11%

Brian Collins                            5,036,287                   6.96%

Executive Officers and
 Directors (as a group of 2)            67,365,509

(1)      60,000,000 votes from the Class B share issued from the Employment
         Contract
(2)      2,000,000 Violette will receive for his employment.

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

     We have not entered into any other material transactions with our officers, directors or affiliates except for employment arrangements, which are described elsewhere in this Report. While we have not adopted any corporate policies for entering into transactions with affiliated parties,

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

     During the fiscal year ended July 31, 2001 the company paid $187,500 total director for salary. The amount paid includes $100,000 paid by the issuance of stock of 1,250,000 share at a price of $.08 per share.

     In September of 2001 the Company entered into a Market Channel Agreement with Cormax Business Solution Inc, the Sole Director of Phon-Net is Todd
Violette the CEO of Cormax Business Solutions Inc.

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
         333-86031).

(2)      Filed herewith.

B.       REPORTS ON FORM 8-K:

     A report on Form 8-K was filed on September 28, 2001 with the United States
Securities and Exchange Commission.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of
1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Calgary, Alberta on November 13,
2001.

                                     PHON-NET.COM, INC.

                                     By: /s/ Todd Violette
                                         ---------------------------------------
                                         Todd Violette
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