Form 10QSB
period 2001-10-31
PHON NET COM INC
filed 2001-12-20
CIK 1093902

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended     October 31, 2001
                                        -------------------------------

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from               to
                                      --------------   ----------------

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
incorporation or organization)

             16 West 46th Street 7th Floor, New York, New York 10039
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 504-8206
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
Yes [X]  No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,913,279 shares of Common
Stock as of October 31, 2001.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                               PHON-NET.COM, INC.
                                      INDEX
                                                                      Page
PART I  - FINANCIAL INFORMATION:

     ITEM 1. FINANCIAL STATEMENTS

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..................6-7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS ..................... 7

PART II  - OTHER INFORMATION:

                               PHON-NET.COM, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2001
                            (Stated in U.S. Dollars)

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                            (Stated in U.S. Dollars)

-------------------------------  ------------   ------------
                                  OCTOBER 31       JULY 31
                                     2001           2001
-------------------------------  ------------   ------------

ASSETS

Current
     Cash                        $        -     $        150
     Accounts receivable               17,348         16,714
     Due from related parties             -              956
                                 ------------   ------------
                                       17,348         17,820

Capital Assets                            527         51,941
Intangibles                           217,335        298,835
                                 ------------   ------------

                                 $    235,210   $    368,596
===============================  ============   ============

LIABILITIES

Current
     Accounts payable and
       accrued liabilities       $    239,207   $    237,358
     Due to related parties               -          194,535
     Notes payable                     33,728         34,965
                                 ------------   ------------
                                      272,935        466,858
                                 ------------   ------------

STOCKHOLDERS' DEFICIENCY

Capital Stock
  Authorized:
    200,000,000 common shares,
      par value $0.005
    6,000,000 Class B shares,
      par value $0.00
    2,000,000 preferred shares,
      par value $0.05

  Issued and outstanding:
    11,865,509 common shares at
      October 31, 2001
    11,058,809 common shares at
      July 31, 2001                 1,159,990      1,155,957
    6,000,000 Class B common
      shares at October 31, 2001,
      Nil Class
    B common shares at July 31,
      2001                                -              -
  Additional paid in capital       11,913,279     11,857,757

Deficit                           (13,104,990)   (13,070,903)
Other                                  (6,004)       (41,073)
                                 ------------   ------------
                                      (37,725)       (98,262)
                                 ------------   ------------

                                 $    235,210   $    368,596
===============================  ============   ============

The accompanying notes are an integral part of this financial statement.

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                            (Stated in U.S. Dollars)

------------------------------------------   --------------------------  ------------
                                                                           INCEPTION
                                                                           MARCH 19
                                                 THREE MONTHS ENDED         1996 TO
                                                     OCTOBER 31            OCTOBER 31
                                                 2001          2000          2001
-------------------------------------------  --------------------------  ------------

Revenue                                      $        -    $        977  $    452,844
                                             ------------  ------------  ------------

Expenses
  Advertising and promotion                        24,230        35,253     1,004,353
  Amortization of intangibles                      81,500        85,571       851,902
  Amortization of capital assets                      520        18,697       283,803
  Amortization of convertible note discount           -             -         787,382
  Bank charges and interest                           494         1,247        62,368
  Contract cancellation                               -             -         842,500
  Loss on disposal of capital assets               50,894           774        50,894
  Office and sundry                                 1,379        15,312       230,591
  Professional fees                                 6,076        28,059       524,083
  Rent and utilities                                6,716         5,360       136,995
  Software development                                -           5,400        89,047
  Software support                                    -             -         132,000
  Telephone                                          (153)       13,370       333,707
  Transfer agent and filing fees                      650         5,609        37,304
  Travel                                              722         7,396       209,410
  Salaries and benefits                            55,594       110,025     7,905,016
                                             ------------  ------------  ------------
                                                  228,622       332,073    13,481,355
                                             ------------  ------------  ------------

Loss Before The Following                         228,622       331,096    13,028,511
  Forgiveness of debt                            (194,535)          -        (425,496)
  Write-down of investments                           -             -          99,028
  Interest income                                     -          (1,720)       (1,720)
                                             ------------  ------------  ------------

Net Loss For The Period                            34,087       329,376  $ 12,700,323
                                                                         ============

Accumulated Deficit, Beginning Of Period       13,070,903    11,566,154
                                             ------------  ------------  ------------

Accumulated Deficit, End Of Period           $ 13,104,990  $ 11,895,530
===========================================  ============  ============  ============

Loss Per Share                               $      (0.01) $      (0.04)
===========================================  ============  ============  ============

Weighted Average Number Of Shares Outstanding
                                               11,462,409     8,643,705
===========================================  ============  ============  ============

Comprehensive Income
  Net loss for the period                    $    (34,087) $   (329,376)
     Foreign currency translation adjustment       20,839         1,223
                                             ------------  ------------  ------------

Total Comprehensive Income (Loss)            $    (13,248) $   (328,153)
===========================================  ============  ============  ============

The accompanying notes are an integral part of this financial statement.

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)

----------------------------------------------------------------------- -------------
                                                                           INCEPTION
                                                                            MARCH 19
                                                 THREE MONTHS ENDED         1996 TO
                                                    OCTOBER 31             OCTOBER 31
                                                  2001         2000           2001
----------------------------------------------------------------------- -------------

Cash Flow From Operating Activities
     Loss for the period                     $    (34,087) $   (329,376) $(12,851,710)
                                             ------------  ------------  ------------

Adjustments To Reconcile Loss To Net Cash
 Used By Operating Activities
     Stock issued for other than cash              14,230         7,950     7,940,509
     Amortization                                  82,020       104,268     2,045,254
     Loss on disposal of capital assets            50,894           774        50,894
     Write-down of investments                        -             -          99,028
     Forgiveness of debt                         (194,535)          -        (230,961)
     Change in accounts receivable                   (634)       (5,124)      (17,348)
     Change in due from related parties               -          84,120           -
     Change in prepaid expenses                       956       (12,338)          -
     Change in accounts payable and accrued
       liabilities
                                                    1,849       (33,262)      239,207
     Change in due to related parties                 -          (9,794)          -
     Change in deferred revenue                       -             906           -
                                             ------------  ------------  ------------
Total Adjustments                                 (45,220)      137,500    10,126,583
                                             ------------  ------------  ------------
Net Cash Used In Operating Activities             (79,307)     (191,876)   (2,725,127)
                                             ------------  ------------  ------------

Cash Flow From Investing Activities
     Capital assets                                   -         (11,237)     (335,226)
     Intangibles                                      -             -         (81,404)
     Excess of purchase price over net
       assets of subsidiaries acquired                -             -        (253,278)
     Investments                                      -             -        (160,068)
     Proceeds on disposal of capital assets           -           1,109           -
     Proceeds on sale of investments                  -             -          61,040
                                             ------------  ------------  ------------
Net Cash Used In Investing Activities                 -         (10,128)     (768,936)
                                             ------------  ------------  ------------

Cash Flow From Financing Activities
     Common stock issued                           59,555        55,000     2,045,278
     Stock issue costs                                -             -        (157,920)
     Convertible notes                                -             -       1,337,250
     Notes payable                                 (1,237)         (840)      264,689
                                             ------------  ------------  ------------
Net Cash From Financing Activities                 58,318        54,160     3,489,297
                                             ------------  ------------  ------------

Effect Of Exchange Rate Changes On Cash            20,839         1,223         4,766
                                             ------------  ------------  ------------

Net Increase (Decrease) In Cash                      (150)     (146,621)          -

Cash, Beginning Of Period                             150       154,421           -
                                             ------------  ------------  ------------

Cash, End Of Period                          $        -    $      7,800  $        -
===========================================  ============  ============  ============

The accompanying notes are an integral part of this financial statement.

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2000
                            (Stated In U.S. Dollars)

1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of October 31, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
     It is suggested that these consolidated financial statements be read in conjunction with the July 31, 2001 audited consolidated financial statements and notes thereto.

2.   SHARE CAPITAL

     During the quarter ended October 31, 2001, the Company increased it authorized capital to 200,000,000 common shares with a par value of $0.001,
     20,000,000 preferred shares with a par value of $0.001 and 6,000,000 Class
     B common shares with a par value of $0.00.  Each Class B common share entitles the holder to ten votes per shares and has no cash value.

     During the period ended October 31, 2001, the Company issued 6,000,000
     Class B common shares pursuant to the employment agreement described in note 3b.

3.   RELATED PARTY TRANSACTIONS

     a)   On September 7, 2001, the Company's former President entered into a separation agreement which provided that for cash consideration of
          $20,000 and the forgiveness of debt owing to the Company by the former
          President amounting to $194,535, the Company and the former President jointly and severely released each other from all contracts, actions, debts and claims of any kind.

     b)   On September 7, 2001, the Company entered into an employment agreement with the interim Chief Operations Officer of the Company.  Under the terms of the  agreement, the Company will pay the employee a base salary of $80,000 in the first year, increasing to $100,000 in the third year.

          In addition, the Company will issue the employee 250,000 common shares on a quarterly basis and at the end of three years, a bonus of
          1,000,000 common shares will be issued, if the employee is still employed.

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

                                OCTOBER 31, 2000
                            (Stated In U.S. Dollars)

     The Company will also issue the employee six million Class B super voting shares as incentive.  Each Class B share entitles the holder to ten votes per share and have no cash  value and are non transferable except to the employee's family in the event of death.  As at October 31, 2001, six million Class B shares were issued.

4.   COMMITMENTS

     a)   On October 31, 2001, the Company  entered into consulting agreements for a period of one year under which the Company will issue a total of
          1,150,000 common shares for consulting services to be performed.

     b)   On October 31, 2001, the Company entered in an employment agreement under which the Company will issue 200,000 common shares for services to be performed.

5.   SUBSEQUENT EVENT:

     Effective December 13, 2001, the Company increased its authorized capital to 400,000,000 shares of Common Stock having a par value of $0.001,
     20,000,000 shares of Preferred Stock having a par value of $0.001 and
     12,000,000 shares of Class B Common Shares having a par value of $0.00, each Class B Common Share having super voting rights.

     As at December 13, 2001, all issued and outstanding common stock has been split on a 2 new: 1 old basis.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED October 31, 2001 COMPARED TO THREE MONTHS ENDED October 31,
2000

     For the three months ended October 31, 2001, we generated  revenues of NIL decrease from revenues of $977 for the corresponding three month period of 2000.

     For the 2001 quarter, we incurred a net loss of $(13,248) or approximately
$(.01) per share, compared to a net loss of $(328,153) or approximately $(.04)
per share for the corresponding quarter in 2000. The reduction in our net loss was primarily attributable to non-recurring expenses since we cease operations and hire new management to restructure and refocus the corporation.

     Expenses of $228,622 for the quarter ended October 31, 2001 reflect a decrease of expenses from $332,073 incurred during the quarter ended October 31,
2000. This decrease in expenses is attributable to the same factors as is the reduction in our net loss.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS

     As of July 31, 2001 and 2000, our auditors indicated in their audit report that our net loss and working capital deficit raised substantial doubt that we would be able to continue as a going concern.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Ministry of Skill and Labor has issued a determination against the subsidiary Piedmont Technologies, Brian Collins and Jerome Mc Coy for failure to pay 4 employees payroll in March of 2001.

ITEM 2.  CHANGES IN SECURITIES.

         As described in notes to the Financials

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

-----------------

(1)      Incorporated by reference Form 8-K filed September 28, 2001

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

                                     Phon-Net.com, Inc.

                                     By: /s/ Todd Violette
                                         ---------------------------------------
                                         Todd Violette, President and Director
                                         (Principal Executive, Financial and
                                         Accounting Officer)

DATED: December 20, 2001

                                        9