Form 10QSB
period 2002-01-31
PHON NET COM INC
filed 2002-03-21
CIK 1093902

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended     January 31, 2002
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
Yes [X]  No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,031,018 shares of Common
Stock as of January 31, 2001.

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

PART II  - OTHER INFORMATION:

                               PHON-NET.COM, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                January 31, 2002
                            (Stated in U.S. Dollars)

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                            (Stated in U.S. Dollars)

------------------------------------------------- -------------   -------------
                                                    JANUARY 31        JULY 31
                                                       2002            2001
------------------------------------------------- -------------   -------------

ASSETS

Current
     Cash                                         $          -    $         150
     Accounts receivable                                  1,466          16,714
     Due from related parties                                -              956
                                                  -------------   -------------
                                                          1,466          17,820

Capital Assets                                               -           51,941
Intangibles                                             135,835         298,835
                                                  -------------   -------------

                                                  $     137,301   $     368,596
================================================= =============   =============

LIABILITIES

Current
     Accounts payable and accrued liabilities     $     221,027   $     237,358
     Due to related parties                              19,545         194,535
     Notes payable                                       33,758          34,965
                                                  -------------   -------------
                                                        274,330         466,858
                                                  -------------   -------------

STOCKHOLDERS' DEFICIENCY

Capital Stock
     Authorized:
      400,000,000 common shares, par value $0.001
       12,000,000 Class B shares, par value $0.00
       20,000,000 preferred shares, par value $0.05

     Issued and outstanding:
       29,031,018 common shares at January 31, 2002
       11,058,809 common shares at July 31, 2001      1,138,730       1,155,957
       12,000,000 Class B common shares at January
         31, 2002, Nil Class B common shares at
         July 31, 2001                                       -               -

     Additional paid-in capital                      12,012,539      11,857,757

Deficit                                             (13,279,712)    (13,070,903)
Other                                                    (8,586)        (41,073)
                                                  -------------   -------------
                                                       (137,029)        (98,262)
                                                  -------------   -------------

                                                  $     137,301   $     368,596
================================================= =============   =============

The accompanying notes are an integral part of this financial statement.

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                            (Stated in U.S. Dollars)

-------------------------------------  -----------  -----------  -----------  -----------  -----------
                                                                                             INCEPTION
                                                                                              MARCH 19
                                          THREE MONTHS ENDED         SIX MONTHS ENDED          1996 TO
                                              JANUARY 31                JANUARY 31          JANUARY 31
                                          2002         2001          2002        2001             2002
-------------------------------------  -----------  -----------  -----------  -----------  -----------

Revenue                                $         -  $       685  $         -  $     1,662  $   452,844
                                       -----------  -----------  -----------  -----------  -----------

Expenses
     Advertising and promotion              18,895      150,376       43,125      185,629    1,023,248
     Amortization of intangibles            81,500       85,571      163,000      171,142      933,402
     Amortization of capital assets
                                               527       18,801        1,047       37,498      284,330
     Amortization of convertible note
       discount                                 -            -            -            -       787,382
     Bank charges and interest                 432          600          926        1,847       62,800
     Contract cancellation                      -        80,500           -        80,500      842,500
     Loss on disposal of capital
       assets                                   -            -        50,894          774       50,894
     Office and sundry                         682       10,477        2,061       25,789      231,273
     Professional fees                      17,724       31,442       23,800       59,501      541,807
     Rent and utilities                         -         5,433        6,716       10,793      136,995
     Software development                       -           460           -         5,860       89,047
     Software support                           -             -           -            -       132,000
     Telephone                                 169       12,734           16       26,104      333,876
     Transfer agent and filing fees
                                             1,500          745        2,150        6,354       38,804
     Travel                                     -         7,210          722       14,606      209,410
     Salaries and benefits                  53,307      155,302      108,901      265,327    7,958,323
                                       -----------  -----------  -----------  -----------  -----------
                                           174,736      559,651      403,358      891,724   13,656,091
                                       -----------  -----------  -----------  -----------  -----------

Loss Before The Following                  174,736      558,966      403,358      890,062   13,203,247
     Forgiveness of debt                        -            -      (194,535)          -      (425,496)
     Write-down of investments                  -            -            -            -        99,028
     Interest income                           (14)          -           (14)      (1,720)      (1,734)
                                       -----------  -----------  -----------  -----------  -----------

Net Loss For The Period                    174,722      558,966      208,809      888,342  $12,875,045
                                                                                           ===========

Accumulated Deficit, Beginning Of
  Period                                13,104,990   11,895,530   13,070,903   11,566,154
                                       -----------  -----------  -----------  -----------

Accumulated Deficit, End Of Period
                                       $13,279,712  $12,454,496  $13,279,712  $12,454,496
=====================================  ===========  ===========  ===========  ===========

Loss Per Share                         $     (0.01) $     (0.03) $     (0.01) $     (0.05)
=====================================  ===========  ===========  ===========  ===========

Weighted Average Number Of Shares
   Outstanding                                27,821,235         18,992,618    25,593,623   17,994,936
=====================================  ===========  ===========  ===========  ===========  ===========

Comprehensive Income
     Net loss for the period           $  (174,722) $  (558,966) $  (208,809) $  (888,342)
     Foreign currency translation
       adjustment                          (13,352)      (9,598)       7,487       (8,375)
                                       -----------  -----------  -----------  -----------

Total Comprehensive Income (Loss)
                                       $  (188,074) $  (568,564) $  (201,322) $  (896,717)
=====================================  ===========  ===========  ===========  ===========

The accompanying notes are an integral part of this financial statement.

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)

-------------------------------------------  ------------  ------------  ------------  ------------  ------------
                                                                                                      INCEPTION
                                                                                                       MARCH 19
                                                 THREE MONTHS ENDED           SIX MONTHS ENDED         1996 TO
                                                     JANUARY 31                  JANUARY 31           JANUARY 31
                                                 2002          2001          2002         2001           2002
-------------------------------------------  ------------  ------------  ------------  ------------  ------------

Cash Flows From Operating Activities
     Loss for the period                     $   (174,722) $   (558,966) $   (208,809) $   (888,342) $(13,026,432)
                                             ------------  ------------  ------------  ------------  ------------

Adjustments To Reconcile Loss To Net Cash
   Used By Operating Activities
     Stock issued for other than cash              10,770       235,083        25,000       243,033     7,951,279
     Amortization                                  82,027       104,372       164,047       208,640     2,127,281
     Loss on disposal of capital assets                -             -         50,894           774        50,894
     Write-down of investments                         -             -             -             -         99,028
     Forgiveness of debt                               -             -       (194,535)           -       (230,961)
     Change in accounts receivable                 15,882          (123)       15,248        (5,247)       (1,466)
     Change in due from related parties                -         94,370           956       178,490            -
     Change in prepaid expenses                        -         10,115            -         (2,223)           -
     Change in accounts payable and accrued
       liabilities                                (18,180)      (12,779)      (16,331)      (46,041)      221,027
     Change in due to related parties              19,545       136,550        19,545       126,756        19,545
     Change in deferred revenue                        -           (279)           -            627            -
                                             ------------  ------------  ------------  ------------  ------------
Total Adjustments                                 110,044       567,309        64,824       704,809    10,236,627
                                             ------------  ------------  ------------  ------------  ------------
Net Cash Used In Operating Activities             (64,678)        8,343      (143,985)     (183,533)   (2,789,805)
                                             ------------  ------------  ------------  ------------  ------------

Cash Flows From Investing Activities
     Capital assets                                    -         (2,562)           -        (13,799)     (335,226)
     Intangibles                                       -             -             -             -        (81,404)
     Excess of purchase price over net
       assets of subsidiaries acquired                 -             -             -             -       (253,278)
     Investments                                       -             -             -             -       (160,068)
     Proceeds on disposal of capital assets
                                                       -             -             -          1,109            -
     Proceeds on sale of investments                   -             -             -             -         61,040
                                             ------------  ------------  ------------  ------------  ------------
Net Cash Used In Investing Activities                  -         (2,562)           -        (12,690)     (768,936)
                                             ------------  ------------  ------------  ------------  ------------

Cash Flows From Financing Activities
     Common stock issued                           78,000            -        137,555        55,000     2,123,278
     Stock issue costs                                 -             -             -             -       (157,920)
     Convertible notes                                 -             -             -             -      1,337,250
     Notes payable                                     30           528        (1,207)         (312)      264,719
                                             ------------  ------------  ------------  ------------  ------------
Net Cash From Financing Activities                 78,030           528       136,348        54,688     3,567,327
                                             ------------  ------------  ------------  ------------  ------------

Effect Of Exchange Rate Changes On Cash
                                                  (13,352)       (9,598)        7,487        (8,375)       (8,586)
                                             ------------  ------------  ------------  ------------  ------------

Net Increase (Decrease) In Cash                        -         (3,289)         (150)     (149,910)           -

Cash, Beginning Of Period                              -          7,800           150       154,421            -
                                             ------------  ------------  ------------  ------------  ------------

Cash, End Of Period                          $         -   $      4,511    $       -   $      4,511  $         -
===========================================  ============  ============  ============  ============  ============

The accompanying notes are an integral part of this financial statement.

                               PHON-NET.COM, INC.
                          (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                January 31, 2002
                            (Stated In U.S. Dollars)

1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of January 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
     It is suggested that these consolidated financial statements be read in conjunction with the July 31, 2001 audited consolidated financial statements and notes thereto.

2.   SHARE CAPITAL

     a)   Effective December 13, 2001, the Company increased its authorized capital to 400,000,000 shares of Common Stock having a par value of
          $0.001, 20,000,000 shares of Preferred Stock having a par value of
          $0.001 and 12,000,000 shares of Class B Common Shares having a par value of $0.00, each Class B Common Share having super voting rights.

          As at December 13, 2001, all issued and outstanding common stock has been split on a 2 new:1 old basis.

     b)   During the quarter ended January 31, 2002, the Company issued
          1,800,000 common shares for professional fees, marketing and employment services at a value of $117,000, of which $87,750 is for services to be rendered. As at January 31, 2002, $29,250 has been charged to operations.

     c)   During the quarter ended January 31, 2002, the Company issued
          3,500,000 common shares to a director pursuant to employment contracts at a value of $227,500 for services performed and to be performed. As at January 31, 2002, $48,750 has been charged to operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED January 31, 2002 COMPARED TO THREE MONTHS ENDED
January 31, 2001

     For the three months ended January 31, 2002, we generated revenues of NIL decrease from revenues of $977 for the corresponding three month period of 2001.

     For the 2002 quarter, we incurred a net loss of $(188,074) or approximately
$(.01) per share, compared to a net loss of $(568,564) or approximately $(.03)
per share for the corresponding quarter in 2001. The reduction in our net loss was primarily attributable to non-recurring expenses since we cease operations and hire new management to restructure and refocus the corporation.

     Expenses of $174,736 for the quarter ended January 31, 2002 reflect a decrease of expenses from $558,966 incurred during the quarter ended January 31,
2001. This decrease in expenses is attributable to the same factors as is the reduction in our net loss.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS

     As of January 31, 2002 and 2001, our auditors indicated in their audit report that our net loss and working capital deficit raised substantial doubt that we would be able to continue as a going concern.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Ministry of Skill and Labor has issued a determination against the subsidiary Piedmont Technologies, Brian Collins and Jerome McCoy for failure to pay 4 employees payroll in March of 2001.

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

                                     Phon-Net.com, Inc.

                                     By: /s/ Todd Violette
                                         Todd Violette, President and Director
                                         (Principal Executive, Financial and
                                         Accounting Officer)

DATED: March 21, 2001

