Form 10QSB/A
period 2002-01-31
PHON NET COM INC
filed 2002-03-22
CIK 1093902

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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
Yes [X]  No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,031,018 shares of Common
Stock as of January 31, 2002.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED January 31, 2002 COMPARED TO THREE MONTHS ENDED
January 31, 2001

     For the three months ended January 31, 2002, we generated revenues of NIL decrease from revenues of $685 for the corresponding three month period of 2001.

     For the 2002 quarter, we incurred a net loss of $(188,074) or approximately
$(.01) per share, compared to a net loss of $(568,564) or approximately $(.03)
per share for the corresponding quarter in 2001. The reduction in our net loss was primarily attributable to non-recurring expenses since we cease operations and hire new management to restructure and refocus the corporation.

     Expenses of $174,736 for the quarter ended January 31, 2002 reflect a decrease of expenses from $559,651 incurred during the quarter ended January 31,
2001. This decrease in expenses is attributable to the same factors as is the reduction in our net loss.

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

                                     Phon-Net.com, Inc.

                                     By: /s/ Todd Violette
                                         Todd Violette, Chief Operating Officer

DATED: March 22, 2002

