Form 10QSB
period 2002-04-30
ENVIRONMENTAL STRATEGIES & TECHNOLOGIES INTERNATIONAL INC
filed 2002-06-20
CIK 1093902

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended: APRIL 30, 2002

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from               to
                                      --------------   ----------------

                        Commission File Number: 333-86031

           ENVIRONMENTAL STRATEGIES & TECHNOLOGIES INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

          FLORIDA                                      98-0198225
------------------------------             ----------------------------------
(State or other jurisdiction of           (I.R.S.Employer Identification No.)
incorporation or organization)

             16 West 46th Street 7th Floor, New York, New York 10036
     ----------------------------------------------------------------------
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

Yes [X]  No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,257,018 shares of Common
Stock and 12,000,000 Class B shares as of APRIL 30, 2002.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                       1

             ENVIRONMENTAL STRATEGIES & TECHNOLOGIES INTERNATIONAL, INC.

                                      INDEX
                                                                      Page
PART I  - FINANCIAL INFORMATION:

     ITEM 1. FINANCIAL STATEMENTS

PART II  - OTHER INFORMATION:

           ENVIRONMENTAL STRATEGIES & TECHNOLOGIES INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                            ENVIRONMENTAL STRATEGIES
                        & TECHNOLOGIES INTERNATIONAL INC.
                          (Formerly Phon-net.com, Inc.)
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2002
                            (Stated in U.S. Dollars)

                            ENVIRONMENTAL STRATEGIES
                        & TECHNOLOGIES INTERNATIONAL INC.
                          (Formerly Phon-net.com, Inc.)
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                            (Stated in U.S. Dollars)

-------------------------------------- -------------------- --------------------
                                              APRIL 30              JULY 31
                                                2002                 2001
-------------------------------------- -------------------- --------------------

ASSETS
Current
     Cash                                $        -           $           150
     Accounts receivable                       1,636                   16,714
     Prepaid expenses                             -                       956
                                       -------------------- --------------------
                                               1,636                   17,820
Capital Assets                                    -                    51,941
Intangibles                                   54,335                  298,835
                                       -------------------- --------------------

                                         $    55,971          $       368,596
=========================================================== ====================

LIABILITIES
Current
     Accounts payable and
        accrued liabilities              $   230,499          $       237,358
     Due to related parties                  136,146                  194,535
     Notes payable                            34,163                   34,965
                                        -------------------- -------------------
                                             400,808                  466,858
                                        -------------------- -------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital Stock
  Authorized:
    400,000,000 common shares, par value $0.001
    12,000,000 Class B shares, par value $0.00
    20,000,000 preferred shares, par value $0.05

  Issued and outstanding:
    29,257,018 common shares at April 30, 2002
    22,117,618 common shares at July 31, 2001
    12,000,000 Class B common shares at
       April 30, 2002, Nil Class
    B common shares at July 31, 2001       1,138,980               1,155,957

  Additional paid-in capital              12,343,039              11,857,757

Deficit                                  (13,550,068)            (13,070,903)
Deferred Compensation                       (266,500)                (25,000)
Cumulative Foreign Exchange Adjustment       (10,288)                (16,073)
                                        -------------------- -------------------
                                            (344,837)                (98,262)
                                        -------------------- -------------------

                                        $     55,971           $     368,596
============================================================ ===================

                                      F-1

                            ENVIRONMENTAL STRATEGIES
                        & TECHNOLOGIES INTERNATIONAL INC.
                          (Formerly Phon-net.com, Inc.)
                          (A Development Stage Company)

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                            (Stated in U.S. Dollars)

------------------------------------------ -------------- -------------- --------------- ------------------- ----------------
                                                                                                                INCEPTION
                                                                                                                 MARCH 19
                                                 THREE MONTHS ENDED             NINE MONTHS ENDED                1996 TO
                                                      APRIL 30                     APRIL 30                      APRIL 30
                                              2002             2001          2002              2001               2002
------------------------------------------ -------------- -------------- --------------- ------------------- ----------------

Revenue                                    $       -             10,893    $      -        $    12,555       $    452,844
                                           -------------- -------------- --------------- ------------------  ----------------

Expenses
     Advertising and promotion               12,513              67,189       55,638           252,818          1,035,761
     Amortization of intangibles             81,500              84,210      244,500           255,354          1,014,902
     Amortization of capital assets              -               18,801        1,047            56,299            284,330
     Amortization of convertible note
       discount                                  -                   -            -                 -             787,382
     Bank charges and interest                  495                 575        1,421             2,420             63,295
     Contract cancellation                       -                   -            -             80,500            842,500
     Loss on disposal of capital assets
                                                 -                   -        50,894               774             50,894
     Office and sundry                          573               2,400        2,634            28,189            231,846
     Professional fees                       17,191              19,003       40,991            78,504            558,998
     Rent and utilities                       9,211               7,233       15,927            18,026            146,206
     Software development                        -                1,876           -              7,736             89,047
     Software support                            -                   -            -                 -             132,000
     Telephone                                2,995               7,874        3,011            33,978            336,871
     Transfer agent and filing fees           2,853                 158        5,003             6,512             41,657
     Travel                                   2,950               5,703        3,672            20,309            212,360
     Salaries and benefits                  140,075             107,814      248,976           373,141          8,098,398
                                           -------------- -------------- --------------- ------------------  ----------------
                                            270,356             322,836      673,714         1,214,560         13,926,447
                                           -------------- -------------- --------------- ------------------  ----------------

Loss Before The Following                   270,356             311,943      673,714         1,202,005         13,473,603
     Forgiveness of debt                         -                   -      (194,535)               -            (425,496)
     Write-down of investments                   -                   -            -                 -              99,028
     Interest income                             -                 (177)         (14)           (1,897)            (1,734)
                                           -------------- -------------- --------------- ------------------  ----------------

Net Loss For The Period                     270,356             311,766      479,165         1,200,108       $ 13,145,401
                                                                                                             ================
Accumulated Deficit, Beginning Of Period
                                         13,279,712          12,454,496   13,070,903        11,566,154
                                           -------------- -------------- --------------- ------------------  ----------------

Accumulated Deficit, End Of Period
                                        $13,550,068       $  12,766,262  $13,550,068     $  12,766,262
========================================== ============== ============== =============== ==================  ================

Loss Per Share                             $  (0.01)      $       (0.03) $     (0.02)    $       (0.13)
========================================== ============== ============== =============== ==================  ================

Weighted Average Number Of Shares
   Outstanding                           29,040,849            9,496,288  26,518,315          9,072,677
========================================== ============== ============== =============== ==================  ================

Comprehensive Income
     Net loss for the period              $(270,356)      $     (311,766)$  (479,165)    $   (1,200,108)
     Foreign currency translation
       adjustment                            (1,702)               6,414       5,735             (1,961)
                                           -------------- -------------- --------------- ------------------

Total Comprehensive Income (Loss)
                                          $(272,058)      $     (305,352)$  (473,430)    $   (1,202,069)
========================================== ============== ============== =============== ==================

                                      F-2

                            ENVIRONMENTAL STRATEGIES
                        & TECHNOLOGIES INTERNATIONAL INC.
                          (Formerly Phon-net.com, Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Stated in U.S. Dollars)

--------------------------------------------------- ------------- -------------- -------------- --------------- ---------------
                                                                                                                  INCEPTION
                                                                                                                   MARCH 19
                                                         THREE MONTHS ENDED           NINE MONTHS ENDED            1996 TO
                                                              APRIL 30                      APRIL 30               APRIL 30
                                                        2002            2001          2002            2001          2002
--------------------------------------------------- ------------- -------------- -------------- --------------- ---------------

Cash Flows From Operating Activities
     Loss for the period                            $ (270,356)    $ (311,766)     $ (479,165)    $ (1,200,108)  $(13,296,788)
                                                    ------------- -------------- -------------- --------------- ---------------

Adjustments To Reconcile Loss To Net Cash Used By
   Operating Activities
     Stock issued for other than cash                   64,250         62,500         226,805          305,533      8,153,084
     Amortization                                       81,500        103,011         245,547          311,651      2,208,781
     Loss on disposal of capital assets                     -              -           50,894              774         50,894
     Write-down of investments                              -              -               -                -          99,028
     Forgiveness of debt                                    -              -         (194,535)              -        (230,961)
     Change in accounts receivable                        (170)       239,936          15,078         (245,183)        (1,636)
     Change in due from related parties                     -              -               -           178,490             -
     Change in prepaid expenses                             -           2,601             956              378             -
     Change in accounts payable and accrued
       liabilities                                       9,472         73,716          (6,859)          27,675        230,499
     Change in due to related parties                  116,601         60,175         136,146          186,931        136,146
     Change in deferred revenue                             -         239,634              -           240,261             -
                                                    ------------- -------------- -------------- --------------- ---------------
Total Adjustments                                      271,653        301,701         474,032        1,006,510     10,645,835
                                                    ------------- -------------- -------------- --------------- ---------------
Net Cash Used In Operating Activities                    1,297        (10,065)         (5,133)        (193,598)    (2,650,953)
                                                    ------------- -------------- -------------- --------------- ---------------

Cash Flows From Investing Activities
     Capital assets                                         -              -               -           (13,799)      (335,226)
     Intangibles                                            -              -               -                -         (81,404)
     Excess of purchase price over net assets of
       subsidiaries acquired                                -              -               -                -        (253,278)
     Investments                                            -              -               -                -        (160,068)
     Proceeds on disposal of capital assets                 -              -               -             1,109             -
     Proceeds on sale of investments                        -              -               -                -          61,040
                                                    ------------- -------------- -------------- --------------- ---------------
Net Cash Used In Investing Activities                       -              -               -           (12,690)      (768,936)
                                                    ------------- -------------- -------------- --------------- ---------------

Cash Flows From Financing Activities
     Common stock issued                                    -              -               -            55,000      1,985,723
     Stock issue costs                                      -              -               -                -        (157,920)
     Convertible notes                                      -              -               -                -       1,337,250
     Notes payable                                         405           (860)           (802)          (1,172)       265,124
                                                    ------------- -------------- -------------- --------------- ---------------
Net Cash From Financing Activities                         405           (860)           (802)          53,828      3,430,177
                                                    -------------- -------------- -------------- --------------- --------------

Effect Of Exchange Rate Changes On Cash
                                                        (1,702)         6,414           5,785           (1,961)       (10,288)
                                                    ------------- -------------- -------------- --------------- ---------------

Net Increase (Decrease) In Cash                             -          (4,511)           (150)        (154,421)            -

Cash, Beginning Of Period                                   -           4,511             150          154,421             -
                                                    ------------- -------------- -------------- --------------- ---------------

Cash, End Of Period                                 $       -       $      -       $       -      $         -    $         -
=================================================== =============  ============= ============== =============== ===============

                                      F-3

                            ENVIRONMENTAL STRATEGIES
                        & TECHNOLOGIES INTERNATIONAL INC.
                          (Formerly Phon-net.com, Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2002
                            (Stated In U.S. Dollars)

1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of April 30, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
     It is suggested that these consolidated financial statements be read in conjunction with the July 31, 2001 audited consolidated financial statements and notes thereto.

2.   SHARE CAPITAL

     During the quarter ended April 30, 2002, the Company issued 250,000 common shares,  pursuant to an employment contract, at a value of $37,500.

3.   PROPOSED ACQUISITION

     On March 15, 2002, the Company entered into an agreement to acquire all of the issued and outstanding common shares of Environmental Protection
     International (a corporation located in New York) in exchange for the issue of one million common stock of the Company.

     As at April 30, 2002, the conditions precedent to the acquisition have not been fulfilled.

4.   COMMITMENT TO ISSUE SHARES

     By an agreement, dated September 9, 2001, with a company controlled by a director, the Company is required to issue 1,000,000 common shares on
     December 8, 2001 by way of a bonus.  To date, no shares have been issued.

5.   CHANGE OF NAME

     On March 28, 2002, the Company changed its name to Environmental Strategies
     & Technologies International Inc.

                                      F-4

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED April 30, 2002 COMPARED TO THREE MONTHS ENDED April 30, 2001

     For the three months ended April 30, 2002, we generated revenues of NIL as compared to revenues of $10,893 for the corresponding three month period of
2001.

     For the 2002 quarter, we incurred a net loss of $(272,058) or approximately
$(.01) per share, compared to a net loss of $(305,352) or approximately $(.03)
per share for the corresponding quarter in 2001. The reduction in our net loss was primarily attributable to non-recurring expenses since we cease operations and hire new management to restructure and refocus the corporation.

     Expenses of $270,356 for the quarter ended April 30, 2002 reflect a decrease of expenses from $311,943 incurred during the quarter ended April 30,
2001. This decrease in expenses is attributable to the same factors as is the reduction in our net loss.

                                       2

NINE MONTHS ENDED APRIL 30, 2002 COMPARED TO NINE MONTHS ENDED APRIL 30, 2001

For the nine months ended April 30, 2002, we generated revenues of Nil, a decrease from revenues of $12,555 for the corresponding nine month period of
2001. This decrease was primarily caused by fluctuations due to inconsistent sales while we develop more effective and efficient marketing capabilities.

For the nine months ended April 30, 2002, we incurred a net loss of $(473,430)
or approximately $(.02) per share, compared to a net loss of $(1,202,069) or approximately $(.13) per share for the corresponding period in 2001. The reduction in our net loss was primarily attributable to expenses incurred during the 2002 period for contract cancellation and amortization of convertible note discount, reduced research and development expenses following completion of development of Direct Connect and our search engine, as well as other efforts to curtail operating expenses. Our primary focus has shifted from product development to sales and marketing. As a result, we may continue to experience a reduction in research and development expenses in the near term, however, costs attributable to marketing activities will likely increase.

Expenses of $673,714 for the nine months ended April 30, 2002 reflect a decrease over expenses of $1,214,560 incurred during the nine months ended April 30,
2001. This decrease in expenses is attributable to the same factors as is the reduction in our net loss.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS

     As of April 30, 2002 and 2001, our auditors indicated in their audit report that our net loss and working capital deficit raised substantial doubt that we would be able to continue as a going concern.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         As described in notes to the Financials

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         None.

                                       3

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

        ENVIRONMENTAL STRATEGIES & TECHNOLOGIES INTERNATIONAL, INC.

                                     By: /s/ Todd Violette
                                         ---------------------------------------
                                             Todd Violette, COO

DATED: June 20, 2002