Form 10KSB
period 2002-07-31
ENVIRONMENTAL STRATEGIES & TECHNOLOGIES INTERNATIONAL INC
filed 2002-12-10
CIK 1093902

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
         For the fiscal year ended July 31, 2002

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                        COMMISSION FILE NUMBER 333-86031

           ENVIRONMENTAL STRATEGIES & TECHNOLOGIES INTERNATIONAL INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            FLORIDA                                  98-0198225
   -------------------------------               -------------------
   (State or Other Jurisdiction of                (I.R.S. Employer
    Incorporation or Organization)               Identification No.)

                          244 W. 54th Street Suite 500
                            New York, New York 10019
               --------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (212) 586-7660
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

State registrant's revenues for the year ended July 31, 2002:  $0.00

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF
THE REGISTRANT COMPUTED BY REFERENCE TO THE CLOSING BID PRICE OF ITS COMMON
STOCK AS REPORTED BY THE OTC BULLETIN BOARD ON NOVEMBER 11,2002 ($.015):
$574,965
                      APPLICABLE ONLY TO CORPORATE ISSUERS

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE
$.001 PER SHARE (THE "COMMON STOCK") AS OF NOVEMBER 11,2002, WAS 38,331,018.

Transitional Small Business Disclosure Format (check one):       Yes [ ]  No [X]

                     DOCUMENTS INCORPORATED BY REFERENCE
         None.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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
UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT,
ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR
PROJECTED. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS WE INCLUDE IN
SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT ASSURE YOU THAT THESE
EXPECTATIONS WILL PROVE TO BE CORRECT.

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

     We are a Florida corporation that is in the business of purchasing environmental and financial based businesses. Our corporate objective is to acquire existing corporation focused in the environmental and financial field.
The Corporation's operating business will be conducted through its subsidiaries.
The Corporation has closed down its operating subsidiaries focused on the
Internet and has refocus it business into the environmental and financial field.

     We have entered into an agreement to acquire Engineering Acquisition, of
New York City New York.

     Engineering Acquisitions is  in  the business of providing profession consulting for M&A, Private Equity and Financial Advisory services to mid market companies. We believe the demand for these services will increase in the next several years as an increasing number of middle market companies that were financed during the boom market over the past decade will begin exploring liquidity options. The owners of these firms will require an ever-increasing degree of sophistication and expertise in the areas of acquisitions, divestitures, private equity financing, succession planning, debt financing,
ESOPs and other strategies. There are thousands of suppliers of these services ranging from sole practitioners to Fortune 500 firms. However, these suppliers vary dramatically in competence, skills and experience. The industry is highly fragmented with no single firm or group of firms holding any market dominance or even a significant market share.

     Large independent  suppliers of these services  are able to effectively compete with both the large national companies and the small independents since they bring a collective of personal networks and expertise that is focused and unique. Although unique in their specialties and networks these business provide a menu of standardized services, documents and analyses that are delivered in a similar fashion. Some of these services require resources that can be effectively and efficiently consolidated, streamlined, and to some extent automated. Many of these services are rote, structured and programmable and can be augmented by technology to improve the quality and cost efficiency.
Conversely, the need to produce and deliver these services can limit the independent's ability to compete with the large nationals and effectively limit the transaction size and volume that they can practically handle.

     The application of the Engineering Acquisitions business model results in a technology augmented large independent supplier of M&A and banking services that will be able to capture a significant portion of the transaction-related financial services market. The Company has been able to capture a significant portion of these middle market properties in the last six months by establishing relationships with over 1,300 small business brokers. In only six months the combined total sales of these sell-side properties is nearly $2 billion. The company's next focus on aggregation of sell-side inventory

COMPETITION FOR ENGINEERING ACQUISITION

     The market for the consulting business is new, rapidly evolving  and intensely competitive. Competition will likely increase in the future. Barriers to entry are relatively low, and current and new competitors can launch at a relatively low cost. There are over 2,500 independent M&A Consulting
Organizations practicing in the United States today. About half of these are sole practitioners. Nearly all of these firms rely on superior expertise in certain specific target markets to serve as service discriminators. In addition, they utilize their strong local network as additional drivers of their business.
When competing with larger middle market firms they are at a disadvantage due to shortcomings in resources, name recognition, and their limited network.

     There are several consulting firms that perform services similar to
Engineering Acquisitions. We believe that the primary advantage of Engineering
Acquisitions is Engineering Acquisitions intends to create one of the nation's largest independent consulting firms, with the following operating objectives:
1. Optimizing Deal Flow - by gathering prospective acquisition targets from our established network of over 1,300 cooperating brokers and intermediaries and through national branding, name recognition, and unique, very attractive financial incentives and terms of service. 2. Exploiting Economies of Scale -
centralizing and automating the structured, programmable services to lower the costs of delivering these sell-side services and producing a consistent product.
EngAcq plans to establish a significantly improved, proprietary technical methodology for matching sell-side inventory with buy-side acquisition criteria, and 3. Delivering Consistent High Quality Service - Through the establishment of efficient, reproducible processes, which are supported and enhanced by technology for the purpose of delivering good services to sell-side clients and delivering customized, qualified acquisition prospects to our buy-side network.
Engineering Acquisition's management has a track record of applying such principals to services businesses with extraordinary success in the past.

     Engineering Acquisitions, Inc plans to establish one of the largest and the most unique networks specifically established for the purpose of bringing lower middle market buyers and sellers together. We have over 1,300 cooperating brokers and intermediaries throughout the world but mainly in the continental
USA. In addition, we have a network of 5,500 middle market buyers comprised of private equity groups, venture capital firms, merchant bankers, mezzanine funds, and corporate buyers as well as over 200 Registered Buyers who have enrolled for our services and provided us with specifically defined acquisition criteria and who receive a "first look" a new sell side inventory as it arrives.

     We do not post our sell-side inventory on publicly  available websites or accessible databases. There are numerous sites such as WWW.BIZBUYSELL.COM,
WWW.MERGERNETWORK.COM, and WWW.WEBMERGERS.COM that consolidate sell side inventory. However, very few of these companies represent middle market companies. The reason is confidentiality. Companies will revenues under $5 million can be effective masked and confidentiality protected. A Dry Cleaning
Establishment with $2 million in revenues in New York City can be one of 500 that probably exist in that city, but a competitor and quickly determine who a
$50 button manufacturer in Indianapolis is. The technology must be applied differently when trying to match up buyers and sellers of middle market properties.

     Engineering Acquisitions has 1. Defined, and captured data with regard to the specific acquisition criteria for a significant portion of the US middle market buyers, and has 2. consolidated a large segment of the middle market inventory from the Company's own listing, referrals from professional partners and network of independent representatives, and it 1,300+ cooperating brokers and intermediaries, and 3. created a technology to efficiently match buyer criteria and sell-side inventory.

     Engineering Acquisitions was founded in  recognition of the  ability to better serve the mid market through the standardization of rote activities and by establishing efficiencies through their consolidation. EngAcq's will centralize its suite of services to its production branches, which include marketing, branding, analytics, technology support, and administrative support.
This is similar to what management did in its previous engineering business which was the long term leader of the industry in operating margin. We realize that M&A consulting is a relationship-driven business. We provide all of the services to support the revenue-producing entities. Market dominance is built upon creating an organization which controls most inventory and can efficiently deliver high quality, precisely matched products to address its client's needs.
A national organization can expand the networks of the individual market experts and present to clients and prospects a national organization with a solid core in general transaction knowledge augmented by technology and accentuated by a broad skill matrix spanning dozens of verticals.

Geographical Opportunities
EngAcq anticipates opening 9 locations over the next 24 months. In addition to
New York these locations are Los Angeles, Atlanta, Dallas, Phoenix, Houston, Las
Vegas, Chicago, Washington, D.C. and San Francisco. These metropolitan areas are expected to experience the highest absolute rates of growth over the next five years and are expected to concurrently demonstrate the largest absolute number of transactions.

                                                                                                Cumaltive
                                                                                        PCT of   PCT of
                                                                                        Total     Total
                                        Population    Population   PCT     Projected   National  National  Population
                                           1990          1999     Growth      2009      Growth    Growth    Change

Los Angeles-Riverside-Orange County, CA
CMSA                                     14,531,529  16,036,587   10.4%   17,697,5271   10.2%    10.2%   1,660,940

Atlanta, GA MSA                           2,959,500   3,857,097   30.3%     5,026,929    2.9%    13.1%   1,169,832

Dallas-Fort Worth, TX CMSA                4,037,282   4,909,523   21.6%     5,970,209    3.4%    16.6%   1,060,686

Phoenix-Mesa, AZ MSA.                     2,238,498   3,013,696   34.6%     4,057,347    2.3%    18.9%   1,043,651

Houston-Galveston-Brazoria, TX CMSA       3,731,014   4,493,741   20.4%     5,412,391    3.1%    22.0%     918,650

Las Vegas, NV-AZ MSA                        852,646   1,381,086   62.0%     2,237,035    1.3%    23.3%     855,949

Chicago-Gary-Kenosha, IL-IN-WI CMSA       8,239,820   8,885,919    7.8%     9,582,680    5.5%    28.8%     696,761

Washington-Baltimore, DC-MD-VA-WV CMSA    6,726,395   7,359,044    9.4%     8,051,197    4.6%    33.5%     692,153

San Francisco-Oakland-San Jose, CA CMSA   6,277,523   6,873,645    9.5%     7,526,376    4.3%    37.8%     652,731
New York-Northern N.J.-L.I.,

NY-NJ-CT-PA CMSA                         19,566,968  20,196,649    3.2%    20,846,5941   2.0%    49.8%     649,945

Market Size And Activity
The total disclosed transaction value of all middle market transactions completed in 2001 was $704 billion, which was down from $1.28 trillion in 2000.
In total transactions closed, there were 10952 transactions closed in 2001 and
8,423 transaction completed in 2001. There were 9,192 deals completed in 1999 with a total transaction value of $1.43 billion. During this time, no M&A advisory firm achieved more than a 2% market share.

Many markets continue to demonstrate strong consolidation activity. The table below is through April 4, 2002

  Rank        Classification                        Deals     Value ($mm)(1)
--------- --------------------------------------- ---------- -------------
   1        Communications                            68        $10,562.7
--------- --------------------------------------- ---------- -------------
   2        Brokerage, Invst. & Mgmt. Consult.       117         $8,829.0
--------- --------------------------------------- ---------- -------------
   3        Miscellaneous Services                   230         $8,189.9
--------- --------------------------------------- ---------- -------------
   4        Automotive Products & Accessory           11         $6,092.0
--------- --------------------------------------- ---------- -------------
   5        Computer Software, Supplies & Svcs.      382         $4,816.7
--------- --------------------------------------- ---------- -------------
   6        Oil & Gas                                 25         $4,386.8
--------- --------------------------------------- ---------- -------------
   7        Banking & Finance                         74         $4,026.6
--------- --------------------------------------- ---------- -------------
   8        Drugs, Medical Supplies & Eqpt            65         $3,570.1
--------- --------------------------------------- ---------- -------------
   9        Retail                                    57         $3,064.6
--------- --------------------------------------- ---------- -------------
  10        Electric,Gas,Water & Sanitary Svcs.       28         $2,748.4
--------- --------------------------------------- ---------- -------------

The marketing challenge for those firms providing services to the mid market segment is and has been, how to effectively gain market share and deliver consistently high service levels to a large, fragmented yet difficult to identify market segment. We believe that this can be accomplished through:

        o   Networked production facilities to pool skills and resources

        o   Marketing efforts that are focused on specific "high-transaction"
            industries in "high-transaction" markets.

        o   Attaining a critical mass to allow a consolidated sales and technical production support staff

        o   Establish, implement, and maintain strict financial operating parameters for production offices to maintain profitability

Fragmentation
The financial advisory services industry that targets the middle market is highly fragmented, with hundreds of M&A specialists competing with thousands of law firms, bankers, financial planners and attorneys. No single company or organization can claim any degree of market dominance or can even be considered to possess a large share of the market. In the middle market the largest market share owned by any one entity is less than 2% and the top 27 advisory firms represented less than 19% of the market.

Below is a ranking of the largest firms active within the middle market:

                         U.S. Announced Advisor Rankings
                         Transactions Under $100 Million
                               1999 Calendar Year

   Rank                 Advisor                     Number of Deals   Market Share  Value ($ millions)

     1            Donaldson, Lufkin & Jenrette             65            1.8             3,742.5
 ---------------- ---------------------------------- -------------- -------------- ------------------
     2            Broadview                                42            1.2             1,803.0
 ---------------- ---------------------------------- -------------- -------------- ------------------
     3            Houlihan Lokey Howard & Zukin            40            1.1             3,159.4
 ---------------- ---------------------------------- -------------- -------------- ------------------
     3            Salomon Smith Barney                     40            1.1             2,288.7
 ---------------- ---------------------------------- -------------- -------------- ------------------
     5            Banc of America Securities LLC           33            0.9             1,355.5
 ---------------- ---------------------------------- -------------- -------------- ------------------
     6            US Bancorp                               30            0.9             1,252.6
 ---------------- ---------------------------------- -------------- -------------- ------------------
     7            Lehman Brothers JP Morgan & Co. Inc.     29            0.8             1,745.9
 ---------------- ---------------------------------- -------------- -------------- ------------------
     8            Tucker Anthony Cleary Gull               28            0.8               893.8
 ---------------- ---------------------------------- -------------- -------------- ------------------
     8            Morgan Stanley Dean Witter               28            0.8             3,602.5
 ---------------- ---------------------------------- -------------- -------------- ------------------
     10           CIBC World Markets                       27            0.8             1,303.9
 ---------------- ---------------------------------- -------------- -------------- ------------------
     10           Key Corp./McDonald Investments           27            0.8             1,249.5
 ---------------- ---------------------------------- -------------- -------------- ------------------
     10           Chase Manhattan Corp.                    27            0.8             1,423.5
 ---------------- ---------------------------------- -------------- -------------- ------------------
     13           Deutsche Bank AG                         23            0.7             1,114.7
 ---------------- ---------------------------------- -------------- -------------- ------------------
     14           Credit Suisse First Boston               22            0.6             1,216.9
 ---------------- ---------------------------------- -------------- -------------- ------------------
     15           Goldman Sachs & Co.                      20            0.6             3,189.4
 ---------------- ---------------------------------- -------------- -------------- ------------------
     15           ING Barings                              20            0.6               885.7
 ---------------- ---------------------------------- -------------- -------------- ------------------
     15           Bear Sterns                              20            0.6             3,214.4
 ---------------- ---------------------------------- -------------- -------------- ------------------
     18           KPMG                                     18                0.5            342.3
 ---------------- ---------------------------------- -------------- -------------- ------------------
     18           Alliant Partners                         18                0.5            377.9
 ---------------- ---------------------------------- -------------- -------------- ------------------
     20           Keefe, Bruyette & Woods                  17                0.5            570.2
 ---------------- ---------------------------------- -------------- -------------- ------------------
     21           Merrill Lynch & Co Inc.                  15                0.4            956.3
 ---------------- ---------------------------------- -------------- -------------- ------------------
     21           Fleet Boston Corp                        15                0.4            768.5
 ---------------- ---------------------------------- -------------- -------------- ------------------
     21           Warburg Dillon Read                      15                0.4            629.4
 ---------------- ---------------------------------- -------------- -------------- ------------------
     24           PricewaterhouseCoopers                   14                0.4            426.8
 ---------------- ---------------------------------- -------------- -------------- ------------------
     25           PaineWebber                              12                0.3            813.9
 ---------------- ---------------------------------- -------------- -------------- ------------------
     25           Hovde Financial, Inc.                    12                0.3            581.4
 ---------------- ---------------------------------- -------------- -------------- ------------------
     25           Prudential Securities, Inc.              12                0.3            553.9
 ---------------- ---------------------------------- -------------- -------------- ------------------

Note:    Values are the aggregate value of the deals in 1999.

Source:  Securities Data Company 1/5/00

Note that fragmentation is neither simply a phenomenon of the middle market nor a single year occurrence.  Of total deals with announced values in 2001, the statistics remain similar for the market as a whole:

                         U.S. Announced Advisor Rankings
                                  Transactions
                               2001 Calendar Year

 ---------------- ---------------------------------- -------------- -------------- ------------------
   Rank                 Advisor                     Number of Deals** Market Share  Enterprise
                                                                                    Value ($
                                                                                    millions)*
 ---------------- ---------------------------------- -------------- -------------- ------------------
     1            Credit Suisse First Boston               198               2.4%         323,993
 ---------------- ---------------------------------- -------------- -------------- ------------------
     2            Goldman Sachs & Co.                      151               1.8%         452,622
 ---------------- ---------------------------------- -------------- -------------- ------------------
     3            Morgan Stanley & Co.                     124               1.5%         314,667
 ---------------- ---------------------------------- -------------- -------------- ------------------
     4            Houlihan Lokey Howard & Zukin            119               1.4%          12,659
 ---------------- ---------------------------------- -------------- -------------- ------------------
     5            Schroder Solomon Smith Barney            114               1.4%         178,180
 ---------------- ---------------------------------- -------------- -------------- ------------------
     6            Merrill Lynch & Co.                      101               1.2%         336,285
 ---------------- ---------------------------------- -------------- -------------- ------------------
     7            JP Morgan Chase & Co.                    100               1.2%         241,164
 ---------------- ---------------------------------- -------------- -------------- ------------------
     8            Lehman Brothers                           93               1.1%         103,671
 ---------------- ---------------------------------- -------------- -------------- ------------------
     9            UBS Warburg AG                            82               1.0%          87,360
 ---------------- ---------------------------------- -------------- -------------- ------------------
     10           Banc of America Securities LLC            64               0.8%          30,521
 ---------------- ---------------------------------- -------------- -------------- ------------------
     11           Deutsche Bank Alex. Brown                 60               0.7%         121,092
 ---------------- ---------------------------------- -------------- -------------- ------------------
     12           Bear Stearns & Co.                        59               0.7%          66,923
 ---------------- ---------------------------------- -------------- -------------- ------------------
     13           CIBC World Markets                        49               0.6%          26,755
 ---------------- ---------------------------------- -------------- -------------- ------------------
     14           U.S. Bancorp Piper Jaffray                49               0.6%           6,602
 ---------------- ---------------------------------- -------------- -------------- ------------------
     15           Robertson Stephens                        48               0.6%           8,906
 ---------------- ---------------------------------- -------------- -------------- ------------------
     16           Andersen                                  40               0.5%           5,054
 ---------------- ---------------------------------- -------------- -------------- ------------------
     17           Dresdner Kleinwort Wasserstein            38               0.5%          26,701
 ---------------- ---------------------------------- -------------- -------------- ------------------
     18           Keefe Bruyette & Woods                    37               0.4%          10,637
 ---------------- ---------------------------------- -------------- -------------- ------------------
     19           McDonald Investments, Inc.                35               0.4%           1,987
 ---------------- ---------------------------------- -------------- -------------- ------------------
     20           Lazard                                    29               0.4%          79,639
 ---------------- ---------------------------------- -------------- -------------- ------------------
     21           RCB Financial Group                       29               0.4%           7,601
 ---------------- ---------------------------------- -------------- -------------- ------------------
     22           Broadview International                   29               0.4%           2,246
 ---------------- ---------------------------------- -------------- -------------- ------------------
     23           SunTrust Robinson Humphrey                28               0.3%           2,597
 ---------------- ---------------------------------- -------------- -------------- ------------------
     24           William Blair & Co.                       27               0.3%           4,839
 ---------------- ---------------------------------- -------------- -------------- ------------------
     25           SG Cowen Securities Corp.                 25               0.3%           4,610
 ---------------- ---------------------------------- -------------- -------------- ------------------
Source: Mergerstat, 01/02

*  Enterprise Value is the combined value of all deals for which a price was announced
** Total Deals includes deals that reported a deal value as well as those that did not.

The Engacq Business Model

The EngAcq business model is to create a large, efficient national consulting firm, with available sell-side inventory in excess of any other consulting firm, and which specializes in transaction services across and broad array of targeted verticals and geography. It will utilize its established and growing network of cooperating brokers and intermediaries to consolidated sell-side inventory, and will expand its network of registered buyer to add efficiency to this side of the middle market. It will expand its own listings of sell-side products by enlarging its network of EngAcq plans to create 10 production offices in metropolitan areas in which the greatest number of transactions are expected to occur over the next five years. EngAcq plans to create a centralized support operation, enhanced by technology, and a team of sales professionals worldwide to support deal flow and transaction related services.

The independents have the benefits of their unique market segment, industry focus, small, but well-developed networks and contacts, recognition within their geography and cost effectiveness. EngAcq plans to be able to maintain these benefits but will augment its production offices with large inventories and technology to match inventories with the requirements of its registered buyers, access to databases, research services, streamlined analysis and administrative support, sophisticated IT, professional sales and marketing and administrative and operational support to successfully compete for and transact business on a national basis. These support functions are some of the advantages of the international competitors.

In addition, the internationals have the advantage of name recognition and excellent strategic market position as a result of their professional marketing capabilities and transaction history. They are also able to instill and maintain in prospects and clients the perception of high quality service capability initially because of high quality marketing material and sales related activity.
EngAcq plans to create and distribute similar professional marketing material and augment its sales efforts with professional, experienced marketing professionals to create and develop the EngAcq branded suite of products.
However, this branding will be focused in certain, very specific, high-transaction, geographical regions and industries for efficiency.

Engineering Acquisitions will price its services below the competition. This will be part of our promotion to both buy and sell side clients. Our sell side services will be offered at a flat 2% and buy side services will be price on a sliding scale ranging from $50,000 to $150,000. Competitors typically charge, on the sell side, 8% of the first million, 6% of the second million, 4% of the third million, 2% of the fourth million and 1% thereafter. This concept is being successfully implemented in the real estate brokerage business by YHD Foxton.
This is a high margin business and the combination of high transaction volume and production efficiency will allow the company to maintain industry or above industry operating margins.

To round out the creation of a large independent financial services firm with the advantages of the international competition we will create a technology supported, structured, process oriented, technology supported suite of service offerings that readily and easily provide the support that most independents are lacking and which is a distinct advantage of the Nationals. We will provide the infrastructure behind a national organization. This resultant company will give the client all of the benefits of dealing with an independent and with the name recognition, branding, and perception of high-quality of the Internationals. In addition, unlike the Internationals, EngAcq will be positioned as M&A specialists rather than a conglomerate of financial services.

The management of EngAcq created this business model after struggling as independent providers with the very same issues that this business plan addresses. As experienced independent mid market professionals who have worked on both the buy side and the sell side. We understand what it takes to compete with limited resources and have determined how to overcome these obstacles and to create an organization that offers the competitive advantages of both competitive entities. In addition, we have operated middle market businesses and grown organizations of value and returned triple digit ROI'S to our investors.
We understand how to create systems, automate processes, and to utilize technology which actually adds efficiency to an organization. We are well versed in operating consulting organizations of service professionals and have created novel efficiencies which allowed personnel utilization to exceed industry averages by more than 15% and operating margins to consistently be the highest in the industry.

The Independent Representative Program

The Independent Representative's Program engages active sales professionals across the country to pursue M&A consulting and banking business for Trade. The promotion of Trade's services to the Representative's clients can be done without disrupting or interfering with the Representative's normal sales activities. There is no sales process. Trade provides its services only to business owners who have already decided to sell their businesses. An important fact is that EngAcq never attempts to convince a business owner that she or he should sell their business, that is their decision. Likewise, we do not advise business owners that they should implement a business expansion agenda involving strategic acquisitions. We can advise on the state of the particular market and transaction structure. We can advise business owner of what they can expect to receive in consideration for their business and what the possible transaction parameters may be. The business owner alone decides whether she or he is a buyer or a seller or neither. However, once such a decision is made, we can supply information on valuation and price positioning. We can guide the business owner every step of the way through the process. We can advise on how to recast financial statements and how buyers should evaluate a business. We do not provide advice on whether or not an owner should sell his or her business.
Therefore, if "sales" is defined as persuading a customer that they need our services, then this is not a sales process at all. If a business owner has decided on an exit strategy through divestiture of the business, he or she has defined the need for our services. Our job is to inform the seller or the buyer of how we can accelerate and streamline the process and guide the owner through
it. With that point made, the Independent Representatives Program engages active sales professionals, financial advisors, attorneys, or a myriad of other professionals who have frequent and consistent contacts with high numbers of various business owners. Ideally, these professionals are in a position to have a need to know some of the intimate details of the prospect's business and have close and longstanding relationships with the business owners.

We will be very selective with regard to the number and types of Representative that we allow into this program. There are presently two on board and we are speaking with an additional four. In as much as, the economic downturn has resulted in the displacement of numerous highly qualified financial and sales professionals. We believe that a good source of Independent Representatives, in additional to working sales professionals are these ranks of the recently unemployed. We anticipate that in two years we will have 10 strategically located Independent Representatives. We supply them with training, marketing material, and hold biweekly conference calls to update them on the activities within the company, and they are compensated with 5% to 15% of the total transaction fee, when one of their deals closes.

The Professional Partners Program

The Professional Partners Program consists of larger Financial Advisory Services competitors, who are positioned to refer leads to EngAcq for opportunities that they traditionally will not service. We currently have relations with several large, national investment banking firms and numerous smaller banking firms, private equity groups, legal firms, accounting firms, merchant banking firms, and commercial banks. As with the Independent Representative Program, the contacts within these Professional Partners are compensated for referrals of prospects, which become clients and achieve closing. The advantages to the
Professional Partners is that Key in the professional partner arrangement is access to the deals that the larger competitors do not find financially viable and/or do not have the middle market expertise to successfully execute. These most often include the mid market transactions for which EngAcq have the qualifications and specific expertise.

The Professional Partner Network targets include:

        o   Third millennium Management
        o   Tripoint Capital Partners
        o   UBS Paine Webber
        o   McDermott, Will, and Emory
        o   Grant Thornton
        o   Ladenburg Thalmann

                           Other Partnering Prospects

     --------------------------------------- -----------------------------------
        National Accounting Firms Large         Management Consultants
        Commercial Banks                        Acquisition Lenders
        Accountants/Tax Attorneys Investment    Valuation Firms
        Banks                                   Financial Planners
        Law Firms                               Business Brokers
        LBO Firms                               Finders
     --------------------------------------- -----------------------------------

Marketing Plan Highlights

Engineering Acquisitions plans to market its services through the efforts of the regional personnel at the branch offices and targeted efforts from the corporate entity in New York. A focused effort will be implemented to target both buyers and sellers. Solicitations to Seller will be through targeted email and direct mail of materials to middle market businesses in the aforementioned metropolitan areas and in carefully selected target industries. Solicitations for buyers will be the same group as the Sellers but will also include private equity groups, venture capital firms, individual investors as well as strategic buyers in specific industries internationally.

Pricing

Attractive pricing is one of the most important aspects of capturing sell-side market share. EngAcq's 2% commission up to $20 million in total invested capital is unique in the industry. 50% of middle market transactions proceed without a sell-side intermediary. The main reason for this is that many sellers do not perceive the value-added nature of the intermediary, especially at the lower end of the lower middle market. On a $3 million transaction, a typical fee for sell-side representation may be $180,000 to $240,000. The seller does not anticipate that the intermediary can bring that much value to the transaction.
This, despite the fact that transactions involving a sell-side intermediary are
20% higher than those without, and that without a sell-side intermediary confidentiality will likely be compromised, and numerous other reasons that clearly indicate that failure to engage competent representation is pennywise and pound-foolish. Nevertheless, on a $3 million transaction, EngAcq's fees would be $60,000, and the Company believes that this, coupled with the non-exclusivity of the engagement and the parallel payment concept will persuade a significant number of this universe of sellers to reconsider engaging an intermediary.

Branding

Most National competitors have enormous budgets for their across the board services and to develop their national brand. However since they offer such a broadly diverse service menu, most business owners are still unaware that they are engaged in middle market M&A. Most independents do not have the financial resources, which would permit them to establish a national branding and rather focus on developing name recognition within their chose vertical. In both cases there results in little national name recognition of middle market consulting firms specializing in M&A consulting. EngAcq's objective is to focus on middle market buyers and selling within the ten selected US markets and to develop the name as the ultimate specialists in mid market M&A.

Targeted Marketing

Most national M&A consulting services providers do a great deal of targeted marketing, mainly through direct mail. EngAcq will also utilize direct email, our on-line buyer's registry, and other technical resources to provide an effective targeted marketing plan which when augmented by the national branding and other marketing strategies will result in established EngAcq as a prime resource in M&A value added consulting. The email marketing campaign has been very effective in soliciting Buyers. To date, such efforts have yielded excellent results. Emails have been sent to potential buyers briefly telling them of EngAcq's services and directing them to the Buyer's Registry on our website. We have experienced a 5% response rate thus far from these types of email campaigns.

Targeted industrial marketing refers to an initiative within certain industries in which we will develop broad specialties and compile industry statistics based first on public data and expanding to include private companies. This data will be valuable to operators in that industry who can utilize the data as benchmarks

Technology Advantage

The management of EngAcq comes from a high tech background and we intend to utilize technology to produce a competitive advantage through effectively mining data from our website and enabling the more efficient production of work products and deliverables. In addition, we expect that marketing efficiency will be enhanced through the use of shared client databases, on line skills and experience matrices, and buyer and seller profiles. All frequently used forms, contracts, agreements, worksheets, offering memoranda, report templates and financial analysis tools will be available on line and many routine deliverables will be generated in an automated format. We will also have the ability for a sales personnel to generate their own targeted emailings and direct mailings to specific client lists and databases. All branches will be connected via a virtual private network and a web based contact management system.

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

     Under Mr. Violette's direction, the company focus was changed for an internet company into a company looking for acquisition in the environmental field.

EMPLOYEES

     We currently employ two people, two is full-time employee, in the following capacities of executive officers. EngAcq currently employees three people.

ITEM 2. DESCRIPTION OF PROPERTIES

     We are currently operating from 244 W. 54th Suite 500, New York, New York
10019 and 620- 1207 11th Ave SW, Calgary Alberta T3C 0M5

ITEM 3. LEGAL PROCEEDINGS

     NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our shares of common stock are traded on the OTC Electronic Bulletin Board under the symbol "ESTT". From October 24, 2000 to November 12, 2002 the
Company's Stock has been trading on the OTC Bulletin Board market. From May 24,
2000 until October 24, 2000 our shares were traded over-the-counter, in the pink sheets. The reported high and low bid prices for the common stock are shown below for the period from October 1, 1998  through September 30, 2002. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Period                                     High        Low
------                                    ------      -----
October 1, 1998 - December 31, 1998      $.37375      $.0625
January 1, 1999 - March 31, 1999         $  1.50      $  .12
April 1, 1999 - June 30, 1999            $   .69      $  .19
July 1, 1999 - September 30, 1999        $   .41      $  .19
October 1, 1999 - December 31, 1999      $   .81      $  .07
January 1, 2000 - March 31, 2000         $  8.47      $  .73
April 1, 2000 - June 30, 2000            $  2.44      $  .55
July 1, 2000 - September 30, 2000        $  1.90      $  .50
October 1, 2000- December 31, 2000       $ 0.625      $0.105
January 1, 2001- March 31, 2001          $0.1875      $ 0.04
April 1, 2001- June 30, 2001             $  0.45      $ 0.06
July 1, 2001- September 30, 2001         $  0.12      $ 0.05
October 1, 2001- December 31, 2001       $  0.03      $0.075
January 1, 2002- March 31, 2002          $  0.05      $ 0.30
April 1, 2002- June 30, 2002             $  0.65      $ 0.18
July 1, 2002- September 30, 2002         $ 0.035      $ 0.15

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

     The market for securities of companies that participate in emerging markets historically has been more volatile than the market for stocks in general. The price of our common stock may be subject to wide fluctuations in response to the following and other factors:

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL
CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE
NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR THE HISTORICAL
INFORMATION CONTAINED HEREIN, THE DISCUSSION CONTAINED IN THIS REPORT CONTAINS
"FORWARD-LOOKING STATEMENTS" THAT INVOLVE RISK AND UNCERTAINTIES. THESE
STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS
"BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD" OR "ANTICIPATES" OR THE NEGATIVE
THEREOF OR SIMILAR EXPRESSIONS OR BY DISCUSSIONS OF STRATEGY. THE CAUTIONARY
STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED
FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL
RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT.

Result of Operations

During the twelve month period ended July 31, 2002, we had revenues of Nil compared to $1,720 in the same period in 2001. We incurred general and administrative expenses of $522,269 for the year ended July 31, 2002 and
$228,089 for the year ended July 31, 2001. Net Loss in the year ended July 31,
2002 was ($1,164,460) or ($.04) per share compared to net loss of ($1,504,749)
or ($..08) per share in the same period 2001. We recognize revenues as they are earned, not necessarily as they are collected. Direct costs such as hardware and software purchases for resale and subcontracting fees are classified as cost of goods sold. General and administrative expenses include salaries, accounting, advertising, contract labor, bank charges, entertainment, equipment rental, insurance, legal, supplies, pay roll taxes, postage, professional fees, telephone and travel.

Liquidity and Capital Resources.

The audited financial statements for the year ended July 31, 2002 indicated that there is substantial doubt respecting our ability to continue as a going concern. The qualification was due to our need to generate positive cash flow from operations or obtain additional financing. During the year ended July 31,
2002, we were unable to generate positive cash flow. No assurance can be given that we will ever to achieve positive cash flows or obtain additional financing for operations. We have incurred losses since the inception of our business. We expect to continue to incur losses until we increase our revenues while reducing costs of good sold and general and administrative expenses. We have been dependent on additional funding from lenders and investors to conduct operations. At July 31, 2002 we had a retained deficit of ($14,235,363) compared to retained deficits of ($13,070,903) at and July 31, 2001, respectively. As of
July 31, 2002, we had total current assets of nil and total current liabilities of $521,344.. We currently have no material commitments for capital expenditures. We will continue to evaluate possible acquisitions or investments in businesses, products and technologies that are complimentary to ours. These may require the use of cash which would require us to seek financing. We believe that existing cash, investments and loans available under our present credit facilities will only be sufficient for the next 1 to 2 months. However, we may sell additional equity or debt securities or seek additional credit facilities to fund acquisition-related or other business costs. Sales of additional equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our service offerings and competing technological and market developments.

Refer to the Auditors Repot and Notes to financial statements for further explanation of the results of operations.

ITEM 7. FINANCIAL STATEMENTS

          Environmental Strategies and Technologies International Inc.
                          (Formerly Phon-net.com Inc.)
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001
                            (Stated in U.S. Dollars)

INDEPENDENT AUDITORS' REPORT

To the Shareholders
Environmental Strategies and Technologies International Inc.
(Formerly Phon-net.com Inc.)
(A development stage company)

We have audited the consolidated balance sheets of Environmental Strategies and
Technologies International Inc. (formerly Phon-net.com, Inc.) (a development stage company) as at July 31, 2002 and 2001, and the consolidated statements of operations, cash flows, and stockholders' equity for the years ended July 31,
2002, 2001, and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 2002 and
2001 and the results of its operations and its cash flows for the years ended
July 31, 2002, 2001, and 2000 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                            "Morgan & Company"

November 29, 2002                                          Chartered Accountants

                            Environmental Strategies
                       and Technologies International Inc.

                          (Formerly Phon-net.com Inc.)
                          (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------
                                                              JULY 31
                                                       2002             2001
--------------------------------------------------------------------------------
ASSETS

Current
     Cash                                           $     -           $     27
     Current assets of discontinued operations            -             17,793
                                                    ----------------------------
                                                          -             17,820
Intangibles (Note 3)                                      -            298,835
Long Term Assets Of Discontinued Operations               -             51,941
                                                    ----------------------------

                                                    $     -           $368,596
================================================================================

LIABILITIES
Current
     Accounts payable and accrued liabilities
        (Note 6)                                    $ 266,095         $ 80,708
     Due to related parties                           255,249               -
     Current liabilities of discontinued operations        -           386,150
                                                    ----------------------------
                                                      521,344          466,858
                                                    ----------------------------

STOCKHOLDERS' DEFICIENCYM

Capital Stock (Note 4)
     Authorized:
         400,000,000 common shares, par value
         $0.001 12,000,000 Class B common shares,
         par value $0.00 20,000,000 preferred
         shares, par value $0.001

     Issued and outstanding
          37,581,018 common shares at July 31, 2002
          and 22,117,618 common shares at July 31,
          2001 12,000,000 Class B common shares at
          July 31, 2002 and Nil Class B common
          shares at July 31, 2001                   1,171,420        1,155,957

     Additional paid-in capital                    12,921,214       11,857,757

                                                  (14,235,363)     (13,070,903)
Deficit
                                                     (378,615)         (41,073)
Other
                                                    ----------------------------
                                                     (521,344)         (98,262)
                                                    ----------------------------

                                                    $      -          $368,596
================================================================================

Approved by the Board of Directors:

-----------------------------------          -----------------------------------

                            Environmental Strategies

                       and Technologies International Inc.

                          (Formerly Phon-net.com Inc.)
                          (A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Stated in U.S. Dollars)

                                                                                       INCEPTION
                                                                                        MARCH 19
                                                                                        1996 TO
                                                   YEARS ENDED JULY 31                  JULY 31
                                                    2002          2001      2000         2002
---------------------------------------------------------------------------------------------------

 Revenue                                           $   -         $ 1,720    $ 4,604     $  27,854
                                                    -----------------------------------------------

Expenses
     Advertising and promotion                    282,883        291,316    173,469     1,230,478
     Amortization of intangibles                  298,835        326,000    326,000       978,000
     Amortization of convertible note discount         -              -     471,525       787,382
     Bank charges and interest                         30            166     23,704        26,887
     Contract cancellation                             -          80,500    762,000       842,500
     Office and sundry                                812          6,342      8,795        19,387
     Professional fees                            183,467        220,246    119,094       585,590
     Rent and utilities                             9,210             -          -          9,210
     Software support                                  -              -     121,000       132,000
     Telephone                                      3,803             -         948         4,751
     Transfer agent and filing fees                 8,597         11,296     18,858        45,251
     Travel                                         3,923         21,369      8,400        34,492
     Salaries and benefits                        495,924        189,082  1,882,799     7,140,305
                                                    -----------------------------------------------
                                                1,287,484      1,146,317  3,916,592    11,836,233
                                                    -----------------------------------------------

Loss From Continuing Operations                 1,287,484      1,144,597  3,911,988    11,808,379
                                                    -----------------------------------------------

Gain On Disposition Of Subsidiaries              (199,459)            -          -       (199,459)

Loss On Discontinued Operations                    76,435        360,152    628,854     2,231,933
                                                    -----------------------------------------------

Net (Gain) Loss On Discontinued Operations       (123,024)       360,152    628,854     2,032,474
                                                    -----------------------------------------------

Loss For The Year                              $1,164,460     $1,504,749 $4,540,842   $13,840,853
===================================================================================================

Loss Per Share                                      $0.04          $0.08      $0.29
===================================================================================================

Weighted Average Number Of Shares Outstanding  27,991,654     18,916,078  5,508,120
===================================================================================================

                            Environmental Strategies

                       and Technologies International Inc.

                          (Formerly Phon-net.com Inc.)
                          (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)

                                                                                    INCEPTION
                                                                                    MARCH 19
                                                                                     1996 TO
                                              YEARS ENDED JULY 31                    JULY 31
                                              2002            2001       2000         2002
--------------------------------------------------------------------   --------    -----------

Cash Flows From Operating Activities
     From Continuing Operations          $(1,287,484)   $(1,144,597)  $(3,911,988)  $(11,808,379)
                                         --------------------------------------------------------

Adjustments To Reconcile Loss From Continuing
   Operations To Net Cash Used By
     Operating Activities
     Stock issued for other than cash        558,685        429,200     2,579,079      8,811,821
     Amortization                            298,835        326,000       326,000        978,000
     Change in accounts payable and
     accrued liabilities                     174,565         98,805         2,171        266,095
     Change in due to related parties        255,249             -             -         255,249
                                         --------------------------------------------------------
Total Adjustments                          1,287,334        854,005     2,907,250     10,311,165
                                         --------------------------------------------------------

Net Cash Used In Operating Activities
     From Continuing  Operations                (150)      (290,592)   (1,004,738)    (1,497,214)
                                         --------------------------------------------------------
Cash Flows From Financing Activities
     From Continuing Operations

     Common stock issued                          -          85,000       635,000       1,985,723

     Stock issue costs                            -              -             -         (157,920)

     Convertible notes issued                     -              -        600,250       1,337,250
                                          --------------------------------------------------------

Net Cash From Financing Activities From
     Continuing Operations                        -          85,000     1,235,250       3,165,053
                                          --------------------------------------------------------

Net Cash Used In Discontinued Operations        (123)        60,146      (265,566)     (1,667,839)
                                         --------------------------------------------------------

Net Increase (Decrease) In Cash                  (27)      (145,446)      (35,054)             -

Cash, Beginning Of Year                           27        145,473       180,527              -
                                         --------------------------------------------------------

Cash, End Of Year                              $  -         $    27      $145,473       $      -
=================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

July 31, 2002

The Company issued 15,463,400 common shares at a fair value of $1,078,920 for consulting services and salary compensation, of which $184,000 was allocated to discontinued operations.

July 31, 2001

The Company issued 1,320,000 common shares at a fair value of $180,500 for termination of an investor relations contract and an employment contract.

The Company issued 595,500 common shares at a fair value of $273,700 for consulting services and salary compensation.

          Environmental Strategies and Technologies International Inc.

                          (Formerly Phon-net.com Inc.)
                          (A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (Stated in U.S. Dollars)

                              CLASS B STOCK
                                 NUMBER      NUMBER                   ADDITIONAL
                                   OF          OF       COMMON STOCK   PAID-IN                ACCUMULATED
                                 SHARES      SHARES        AMOUNT      CAPITAL       OTHER      DEFICIT       TOTAL
                               -----------  ----------  -----------  ------------  ---------  ------------  ----------

Balance, July 31, 1998           -         7,455,676    $  415,099    $     -      $  2,975   $ (401,069)   $   17,005

Issuance of common stock         -         1,966,324       618,259          -            -            -        618,259
Translation adjustment           -                -             -           -           987           -            987
Loss for the year                -                -             -           -            -      (588,085)     (588,085)
                               ---------------------------------------------------------------------------------------

Balance, July 31, 1999           -         9,422,000     1,033,358          -         3,962     (989,154)       48,166

Issuance of common stock         -           578,000        77,365          -            -            -         77,365
                               ---------------------------------------------------------------------------------------
                                 -        10,000,000     1,110,723          -         3,962     (989,154)      125,531
Consolidation of stock on
   1 for 2 basis                 -        (5,000,000)           -           -            -            -             -
                               ---------------------------------------------------------------------------------------
                                 -         5,000,000     1,110,723          -         3,962     (989,154)      125,531
Adjustment to number of shares
   issued and outstanding as a
   result of the reverse
   take-over transaction
     Piedmont Technologies Inc.  -        (5,000,000)           -           -            -           -              -
     Phon-net Corp.              -         7,000,000            -           -            -           -              -
                               ---------------------------------------------------------------------------------------
                                           7,000,000            -           -            -           -         125,531
Ascribed value of the shares
   issued in connection with
   the acquisition of Piedmont
   Technologies Inc.             -         5,000,000         5,000       2,000           -           -           7,000
                               ---------------------------------------------------------------------------------------
                                 -        12,000,000     1,115,723       2,000        3,962    (989,154)       132,531
Adjustment to number of
   shares issued and
   outstanding as a result
   of the reverse take-over
   transaction Phon-net Corp.    -       (12,000,000)           -           -            -           -              -
   Phon-net.com, Inc.            -           730,000            -           -            -           -              -
                               ---------------------------------------------------------------------------------------
                                 -           730,000     1,115,723       2,000        3,962    (989,154)       132,531
                               ---------------------------------------------------------------------------------------

          Environmental Strategies and Technologies International Inc.

                          (Formerly Phon-net.com Inc.)
                          (A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (Stated in U.S. Dollars)

                              CLASS B STOCK
                                 NUMBER      NUMBER                   ADDITIONAL
                                   OF          OF       COMMON STOCK   PAID-IN                ACCUMULATED
                                 SHARES      SHARES        AMOUNT      CAPITAL       OTHER      DEFICIT       TOTAL
                               -----------  ----------  -----------  ------------  ---------  ------------  ----------

Balances carried forward         -           730,000    $1,115,723    $  2,000      $ 3,962   $(989,154)     $ 132,531

Ascribed value of the shares
   issued in connection with
   the acquisition of Phon-net
   Corp.                         -         2,282,000            -           -            -           -              -
                               ---------------------------------------------------------------------------------------
                                 -         3,012,000     1,115,723       2,000        3,962    (989,154)       132,531
Issuance of common stock
     For cash                    -            92,000           460     154,540           -           -         155,000
     For services                -           343,000         1,715     480,285           -           -         482,000
     For technology              -           528,649         2,643     975,357           -           -         978,000
     For compensation expense    -         2,617,000        13,085   4,470,915           -           -       4,484,000
     On conversion of promissory
        notes                    -           541,486         2,707   1,050,150           -           -       1,052,857
     For deferred compensation
        expense                  -            71,352           357     131,643     (132,000)         -              -
Stock issue costs                -                -             -     (212,920)          -           -        (212,920)
Amortization of deferred
   compensation                  -                -             -           -        11,000          -          11,000
Translation adjustment           -                -             -           -        (2,949)         -          (2,949)
Loss for the year                -                -             -           -            -   (6,036,158)    (6,036,158)
Issuance of common stock
     For compensation expense    -           640,000         3,200   1,660,800           -           -       1,664,000
     For services                -            71,400           357     129,268           -           -         129,625
     For contract cancellation   -            40,000           200     761,800           -           -         762,000
     For conversion of
        promissory notes         -           356,422         1,782     621,922           -           -         623,704
     Options exercised           -           317,500         1,588     633,412           -           -         635,000
Discount on convertible notes    -                -             -      471,525           -           -         471,525
Amortization of deferred
   compensation                  -                -             -           -       121,000          -         121,000
Loss for the year                -                -             -           -            -   (4,540,842)    (4,540,842)
Translation adjustment           -                -             -           -       (15,540)         -         (15,540)
                               ---------------------------------------------------------------------------------------
Balance, July 31, 2000           -         8,630,809     1,143,817  11,330,697      (14,527)(11,566,154)       893,833
                               ---------------------------------------------------------------------------------------

          Environmental Strategies and Technologies International Inc.

                          (Formerly Phon-net.com Inc.)
                          (A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (Stated in U.S. Dollars)

                              CLASS B STOCK
                                 NUMBER      NUMBER                   ADDITIONAL
                                   OF          OF       COMMON STOCK   PAID-IN                ACCUMULATED
                                 SHARES      SHARES       AMOUNT       CAPITAL       OTHER      DEFICIT       TOTAL
                               -----------  ----------  -----------  ------------  ---------  ------------  ----------

Balances carried forward         -         8,630,809    $1,143,817 $11,330,697     $(14,527)$(11,566,154)    $ 893,833

Issuance of common stock
     For compensation expenses   -         1,217,500         6,088     135,912           -            -        142,000
     For services                -           315,500         1,577     205,123           -            -        206,700
     For contract cancellations  -            70,000           350      80,150           -            -         80,500
     Options exercised           -         1,112,500         5,563   1,279,437           -            -      1,285,000
     Cancelled on redemption     -          (600,000)       (3,000) (1,197,000)          -            -     (1,200,000)
     For deferred compensation
        expense                  -           312,500         1,562      23,438      (25,000)          -             -
Loss for the year                -                -             -           -            -   (1,504,749)    (1,504,749)
Translation adjustment           -                -             -           -        (1,546)          -         (1,546)
                               ---------------------------------------------------------------------------------------

Balance, July 31, 2001           -        11,058,809     1,155,957  11,857,757      (41,073)(13,070,903)       (98,262)

Issuance of common stock
     For services                -         2,206,700         2,207     215,463           -           -         217,670
     For compensation expense    -         1,750,000         1,750     225,750           -           -         227,500
Split of stock on 2 for 1 basis  -        15,015,509    (1,129,883)  1,129,883           -           -              -
Issuance of Class B stock     12,000,000          -             -           -            -           -              -
Issuance of common stock
     For compensation expense    -         3,000,000         3,000     313,250           -           -         316,250
     For services                -         4,550,000         4,550     312,950           -           -         317,500
Amortization of deferred
   compensation                  -                -             -           -      (332,500)         -        (332,500)
Subscriptions receivable         -                -             -           -       (21,115)         -         (21,115)
Loss for the year                -                -             -           -            -   (1,164,460)    (1,164,460)
Translation adjustment           -                -             -           -        16,073          -          16,073
                               ---------------------------------------------------------------------------------------
Balance, July 31, 2002        12,000,000  37,581,018    $   37,581  $14,055,053   $(378,615) $(14,235,363)   $(521,344)
                               =======================================================================================

                            Environmental Strategies

                       and Technologies International Inc.

                          (Formerly Phon-net.com Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001
                            (Stated in U.S. Dollars)

1.   GOING CONCERN

Since inception, the Company has suffered recurring losses and net cash outflows from operations. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence business operations.
As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
         Company Inc., and V NETT Enterprises Inc., all incorporated in Canada.

         Effective July 31, 2002, the Company disposed of its Canadian subsidiaries. The results of operations of these subsidiaries up to
         July 31, 2002 are classified as discontinued operations.

                            Environmental Strategies

                       and Technologies International Inc.

                          (Formerly Phon-net.com Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001
                            (Stated in U.S. Dollars)

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

     c)  Intangibles

         Intangibles are recorded at cost and amortized as follows:

                Technology costs       3 years straight line basis

         Management reviews technology costs for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

     d)  Capitalized Costs

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

     e)  Income Taxes

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

                            Environmental Strategies

                       and Technologies International Inc.

                          (Formerly Phon-net.com Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001
                            (Stated in U.S. Dollars)

     f)  Foreign Currency Translation

         The Company's subsidiaries' operations are located in Canada, and its functional currency is the Canadian dollar. The financial statements of the subsidiary have been translated using the current method whereby the assets and liabilities are translated at the year end exchange rate, capital accounts at the historical exchange rate, and revenues and expenses at the average exchange rate for the period. Adjustments arising from the translation of the Company's subsidiary's financial statements are included as a separate component of shareholders'
         equity.

     g)  Financial Instruments

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

     h)  Loss Per Share

         The loss per share is calculated using the weighted average number of common shares outstanding during the year. Fully diluted loss per share is not presented, as the impact of the exercise of options is anti-
         dilutive.

     i)  Deferred Compensation

         Deferred compensation arising from the issue of capital stock is shown as a reduction of stockholders' equity.

         Amortization of the deferred amount is provided for over the term of the contract for which the services are provided.

                            Environmental Strategies

                       and Technologies International Inc.

                          (Formerly Phon-net.com Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001
                            (Stated in U.S. Dollars)

3.   INTANGIBLES

                                                  2002              2001
                                            ----------------- -----------------

    Technology, at cost                     $     978,000     $     978,000
    Less:  Accumulated amortization              (978,000)         (679,165)
                                            ----------------- -----------------

                                            $          -      $     298,835
                                            ================= =================

4.   CAPITAL STOCK

     a)   On September 13, 2001, the Company issued 12,000,000 Class B common shares to a director pursuant to an employment agreement.

     b)   On August 20, 2001, the Company issued 513,400 common shares at a fair value of $25,670 for consulting fees.

     c)   On October 12, 2001, the Company issued  2,100,000  common shares at a fair value of $75,000 for consulting  fees and investor relation services.

     d)   On November 21, 2002, the Company issued 5,300,000 common shares, of which 1,800,000 common shares were issued for professional fees, marketing and employment services at a fair value of $117,000, and
          $29,250 for services to be rendered. As at July 31, 2002, $87,750 has been charged to operations, and $29,250 to deferred compensation.
          3,500,000 common shares to a director pursuant to an employment contract at a fair value of $227,500, of which $130,000 is for services to be performed. As at July 31, 2002, $97,500 has been charged to operations and deferred compensation.

     e)   Effective December 13, 2001, the Company increased its authorized capital to 400,000,000 shares of common stock having a par value of
          $0.001, 20,000,000 shares of preferred stock having a par value of
          $0.001, and 12,000,000 shares of Class B common shares having a par value of $0.00, each Class B common share having super voting rights.

          As at December 13, 2001, all issued and outstanding common stock have been split on a 2 new:1 old basis.

                            Environmental Strategies

                       and Technologies International Inc.

                          (Formerly Phon-net.com Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001
                            (Stated in U.S. Dollars)

4.   CAPITAL STOCK (Continued)

     f)   On March 28, 2002, the Company changed its name to Environmental
          Strategies and Technologies International Inc.

     g)   On April 16, 2002, the Company issued 250,000 common shares, pursuant to an employment contract, at a fair value of $37,500.

     h)   On June 11, 2002, the Company issued 3,600,000 common shares, of which
          2,500,000 common shares were issued for professional fees, at a fair value of $200,000, $184,000 of which was allocated to loss from discontinued operations, and 1,100,000 common shares were issued to directors and officers for services rendered at a fair value of
          $88,000.

     i)   On July 3, 2002, the Company issued 3,700,000 common shares, of which
          3,200,000 common shares were issued to directors pursuant to employment contracts, at a fair value of $192,000, of which $182,000 is for services to be performed, and 500,000 common shares were issued for the termination of a consulting agreement at a fair value of
          $116,250.

     j)   As at July 31, 2002, the following stock options were outstanding:

                              OUTSTANDING OPTIONS                       EXERCISABLE OPTIONS
                 -----------------------------------------------    -----------------------------
                                   AVERAGE
                                  REMAINING          AVERAGE                          AVERAGE
   EXERCISE                      CONTRACTUAL        EXERCISE                         EXERCISE
     PRICE         NUMBER            LIFE             PRICE            NUMBER          PRICE
---------------- ------------ ------------------- --------------    -------------- --------------

$      1.80          80,000        5 years        $   1.80              80,000     $   1.80

          A summary of the changes in stock options for the years ended July 31,
          2002 and 2001 is presented below:

                                                           WEIGHTED
                                             NUMBER        AVERAGE
                                               OF          EXERCISE
                                             SHARES         PRICE
                                          ------------- ---------------

        Balance, July 31, 2000               489,600      $  2.00

        Granted                              200,000         2.00
        Cancelled                             (9,600)        3.44
        Exercised                           (600,000)        2.00
                                          ------------- ---------------

        Balance, July 31, 2001 and 2002       80,000      $  1.80
                                          ============= ===============

                            Environmental Strategies

                       and Technologies International Inc.

                          (Formerly Phon-net.com Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001
                            (Stated in U.S. Dollars)

No options were granted in 2002. The weighted-average grant-date fair value of options granted in 2001 is $1.80. The fair value of the options is estimated using the Black-Scholes options pricing model with the following assumptions:
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

The pro forma net loss and earnings per share for 2002, 2001 and 2000 as if the fair value method had been used is as follows:

                                                             2002                  2001                  2000
                                                       ------------------    ------------------    ------------------

        Loss from continuing operations                $     1,287,484       $     1,144,597       $      3,911,988
        Loss per share from continuing operations
                                                       $          0.05       $          0.06       $           0.25

        Loss (Gain) from discontinued operations
                                                       $      (123,024)      $       360,152       $        628,854
        Loss (Gain) per share from discontinued
          operations                                   $         (0.01)      $          0.02       $           0.04

        Net loss                                       $     1,164,460       $     1,504,749       $      4,540,842
        Net loss per share                             $          0.04       $          0.08       $           0.29

Under the Stock Option Plan the Company may grant non-qualifying stock options at an exercise price of not less than 75% of fair market value at the date the option is granted. Compensation expense will be recognized at the date of grant of any non-qualifying options at the difference between the fair market value and the exercise price. No non-qualifying stock options are granted as at July
31, 2002.

5.   RELATED PARTY TRANSACTIONS

     a)  During the year ended July 31, 2002, the Company entered into employment agreements with two directors. Under the terms of the agreements, the Company will pay each employee a base salary of $80,000 in the first year, increasing to $100,000 in the third year.

                            Environmental Strategies

                       and Technologies International Inc.

                          (Formerly Phon-net.com Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001
                            (Stated in U.S. Dollars)

In addition, the Company will issue, to the employees,  250,000 common shares on a quarterly basis for three years and a bonus of 1,000,000 common shares to be issued if the employees are still employed at the end of the agreement.

During the year ended July 31, 2002, directors' compensation totalled $451,750
(2001 - $187,500; 2000 - $1,830,000).

     b)  During the year ended July 31, 2002, the Company issued 500,000 shares at a value of $116,250 to a company controlled by a director for settlement of payments due under an advisory agreement. On June 25,
         2002, the agreement was cancelled.

6.   COMMITMENT TO ISSUE SHARES

The Company has entered into an agreement to settle accounts payable totaling
$197,000 by the issue of 2,100,000 common shares.

7.   DISCONTINUED OPERATIONS

Summarized information for the discontinued operations is as follows:

                                                       2002          2001
                                                    ----------- -------------

    Cash                                            $    -      $      123
    Accounts receivable                                  -          16,714
    Prepaid expenses                                     -             956
                                                    ----------- -------------

    Current assets of discontinued operations            -          17,793
                                                    ----------- -------------

    Capital assets                                       -          51,941
                                                    ----------- -------------

    Long term assets of discontinued operations          -          51,941
                                                    ----------- -------------

    Accounts payable                                     -         156,650
    Notes payable                                        -          34,965
    Due to related parties                               -         194,535
                                                    ----------- -------------

    Current liabilities of discontinued operations       -         386,150
                                                   ----------- -------------

                            Environmental Strategies

                       and Technologies International Inc.

                          (Formerly Phon-net.com Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001
                            (Stated in U.S. Dollars)

8.   SUBSEQUENT EVENTS

     a)  On October 9, 2002, the Company entered into a stock purchase agreement to acquire 100% of the issued and outstanding shares of a company for consideration of the issuance of 500,000 shares of Class A convertible preferred stock, and cash payments totaling $150,000 by December 24,
         2002. The shares are to be converted over a period of three years.
         Subsequent to the year end, $50,000 was paid on behalf of the Company by two companies controlled by directors. On October 31, 2002, the
         Company agreed to issue 3,000,000 common shares and 5,000,000 warrants at a price of $0.01 exercisable for a period of eighteen months.

     b)  On October 9, 2002, the Company entered into an employment agreement in connection with the acquisition noted above. Under the terms of the agreement, the Company will pay the employee a base salary of $150,000 per year the first year, and no less than $250,000 thereafter.

     c)  Pursuant to the agreements referred to in Note 5(b), the Company issued
         750,000 common shares. 250,000 common shares were issued at a price of
         $0.05, and 500,000 common shares were issued at a price of $0.03.

     d)  Subsequent to July 31, 2002, the Company entered into an employment agreement in connection with the agreement referred to in Note 8(a).
         Under the terms of the employment agreement, the Company will pay the employee a salary of $150,000 per year through December 31, 2002,
         $200,000 per year in 2003, and $250,000 per year through October 8,
         2005.

     e)  Pursuant to the agreements referred to in Note 5(b), the Company issued
         750,000 common shares.  250,000 common shares were issued at a fair value of $0.05, and 500,000 common shares were issued at a fair value of $0.03.

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

        Name                 Age       Position

        Sameer Hirji         43      President, Chief Executive Officer
        Nicholas Malino      52      Director
        Todd Violette        33      Director

Mr. Sameer Hirji, President, Chief Executive Officer

Sameer Hirji comes from a background as a corporate attorney with 15 years experience in private practice. Mr. Hirji is founder of Magellan Merchant
Capital Inc., a private corporate finance and investment banking firm based in
Calgary, Canada. Mr. Hirji serves as financial advisor and agent for clients seeking assistance in investment banking, corporate finance, mergers and acquisitions and international cross-border transactions. Mr. Hirji has a
Bachelors of Law degree from the University of Manitoba.

Mr. Nicholas J. Malino

Mr. Malino spent 8 years with Corning, Inc. mainly being involved in M&A activities of its Laboratory Sciences Division. Subsequent to that he spent six years as President and CEO of ATC Group Services, Inc. a $160 million publicly traded (Nasdaq:NMS) engineering services company based in New York City. Under his leadership ATC grew at a CAGR of nearly 200% and returned some of the highest operating margins in the business. Mr. Malino and staff grew the New
York City based company from $10 million in revenues to $160 million in six years through a combination of acquisitions and internal growth. The company became the 40 largest provider of environmental engineering services in the US and the largest in its niche. It had 73 offices in the US, Japan and Germany and over 2,000 employees, with 400 professional level staff members. The company produced the highest operating margins compared to its public comps for twelve straight quarters, while it was experiencing its high growth phase. Mr. Malino introduced many innovations into this business including the use of flex staffing to increase utilization rates, incorporating IT product enhancements to
ATC's engineering services mix, and adding insurance products as adjuncts to the engineering services offerings, a process that is quite commonplace today. He led a follow-on offering, a private placement of debt, and a leveraged buy out which privatized the company. He left ATC in November of 1998 and co-founded a high-tech company - Streamedia Communications, Inc. Streamedia became a publicly traded company on December 27, 1999, making it the last IPO of the millennium.
Streamedia was one of the few Internet companies that survived the downturn of the Internet economy and was sold to Hollywood On Air Networks. Mr. Malino has raised over $250 million in various debt and equity offerings and has been directly involved in mergers and acquisitions both on the buy and sell side of public and private properties with total revenues of over half a billion dollars. He also has experience in MBO's, IPO's, leveraged buyouts, and public and private placements of debt and equity. Mr. Malino has a Master's Degree in
Biology and an MBA in Finance from the University of Bridgeport

Mr. Todd Violette, Director

Mr Violette is employed as a Director. Mr. Violette was employed by Cormax
Business Solutions Inc. as the President from February 2000 to October 2002. Mr.
Violette was the President of Centurion Financial Communication from 1997 to
2000. Centurion was a consulting firm, advising company on methods for public communication. Prior to work for Centurion Mr. Violette was a Stock Broker with
West America Securities Inc. and M.A. Gillespie Securities starting 1996. Mr.
Violette

     DIRECTOR COMPENSATION. We have not adopted a formal policy with respect to the compensation of directors. However, we do not currently compensate our directors for their services as such.

     BOARD COMMITTEES. We do not as yet have an audit committee or a compensation committee. We may organize these committees in the future.

     EMPLOYMENT AGREEMENTS. Effective September 13, 2001 we have entered into an employment contract with Todd Violette to serve as our Chief Operating Officer for a period of five years. Mr. Violette has been hired to restructure and recruit new management to the company over the next year. Mr. Violette's employment shall pay $80,000 dollars over the next year and 2,000,000 shares.
Mr. Violette's employment entitles him to six million Class B shares which have a 10-1 voting rights with no cash value.

     Effective March 13, 2002 we have entered into an employment contract with
Sameer Hirji to serve as an officer to the Corporation for a period of five years. Mr. Hirji is now currently the President of the Company and is responsible for the Corporate Development and execution of the Business Plan.
Mr. Hirji's employment shall pay him $80,000 over the next year and two million shares.

     Effective October 13, 2002 we have enter into an employment contract with
Nicholas Malino to serves as CEO of Engineering Acquisition. Mr. Malino's employment shall pay him $150,000 per year with a raise each year for the next three years.

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

                           Summary Compensation Table
                                                                                              All
Name                                                 Restricted     Securities               Other
And                                   Other Annual    Stock         Underlying     LTIP    Compensation
Principle            Salary   Bonus   Compensation    Award(s)     Options/SARs   Payouts
Position     Year      ($)      ($)      ($)            ($)            (#)          ($)       ($)
-------------------------------------------------------------------------------------------------------
Todd A
Violette
Director     2002    80,000     USD                   2,000,000
-------------------------------------------------------------------------------------------------------
Sameer
Hirji
CEO          2002    80,000     USD                   1,000,000
-------------------------------------------------------------------------------------------------------
Nick Malino
CEO EngAcq   2002   150,000     USD
================================================================================

Todd Violette received Twelve Million Shares of Class B Common with No Cash
Value but Voting right of 10 votes per share.

     INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN On June7, 2002, the board of directors and shareholders adopted our stock option plan. Accordingly, we have reserved 30,000,000 shares of common stock for issuance upon exercise of options granted from time to time under the 2002 stock option plan. The 2002 stock option plan is intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of incentive and non-qualified options.

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
         o   acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information known to us, as of October 31,
2002, relating to the beneficial ownership of shares of common stock by: each person who is known by us to be the beneficial owner of more than five percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group.

     Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Environmental Strategies & Technologies
International Inc. 244 W. 54th Street Suite 500 New York, New York 10019.

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

 Name and Address of         Amount and Nature of        Percentage
 Beneficial Owner            Beneficial Ownership         of Class
 ------------------         --------------------         ----------

  Todd Violette                124,000,000  (1)(2)          50%
  Nick Malino                   90,000,000  (3)             36%

  Executive Officers and
  Directors (as a group of 2)  214,000,000

     (1)   120,000,000 votes from the Class B share issued from the Employment
           Contract
     (2)   2,000,000 Violette will receive for his employment.
     (3)   Malino is the beneficial owner of 1,000, 000 share of convertible preferred. The maximum conversion into common shares is 90,000,000 share

TEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     In September of 2001 the Company entered into a Market Channel Agreement with Cormax Business Solution Inc, the Sole Director of Phon-Net is Todd
Violette the CEO of Cormax Business Solutions Inc. This agreement has sents been cancelled.

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
         333-86031).
(2)      Filed herewith.

     B.  REPORTS ON FORM 8-K:

     A report on Form 8-K was filed on October 17, 2002, July 29, 2002, July 17,
2002, July 10, 2002 and March 13, 2002  with the United States Securities and
Exchange Commission.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of
1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Calgary, Alberta on December 9, 2002

                    Environmental Strategies and Technologies International Inc.

                                  By: /s/ Todd Violette
                                    ---------------------------------------
                                          Todd Violette
                                          Director

     In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                              CERTIFICATION

I, Todd Violette, certify that:

1. I have reviewed this annual report on Form 10-K of Environmental Strategies and Technologies International Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 10, 2002                     By: /s/ Todd Violette
                                                  -----------------
                                                    Todd Violette, COO
                                                    (on behalf of the Board of Directors)