Form 10QSB
period 2002-10-31
ENVIRONMENTAL STRATEGIES & TECHNOLOGIES INTERNATIONAL INC
filed 2002-12-18
CIK 1093902

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended: October 31, 2002

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
                         incorporation or organization)

              244 W 54th Street Suite 500, New York, New York 10019
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 586- 7660
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

Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,831,018 shares of Common
Stock and 12,000,000 Class B shares as of December 18, 2002

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                       1

           ENVIRONMENTAL STRATEGIES & TECHNOLOGIES INTERNATIONAL, INC.

                                      INDEX
                                                                            Page
                                                                            ----
PART I  - FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS

PART II  - OTHER INFORMATION:

ENVIRONMENTAL STRATEGIES & TECHNOLOGIES INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                            Environmental Strategies
                       and Technologies International Inc.
                          (Formerly Phon-net.com Inc.)
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2002
                            (Stated in U.S. Dollars)

                            ENVIRONMENTAL STRATEGIES
                       and Technologies International Inc.
                          (Formerly Phon-net.com Inc.)
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                            (Stated in U.S. Dollars)

                                                                    OCTOBER 31            JULY 31
                                                                       2002                 2002
                                                                 ------------------ -------------------

ASSETS

Current
     Advance receivable (Note 3)                                  $       50,000      $          -
                                                                 ================== ===================
LIABILITIES

Current
     Accounts payable and accrued liabilities                     $      427,064      $     266,095
     Due to related parties                                              352,810            255,249
                                                                ------------------- -------------------
                                                                         779,874            521,344
                                                                ------------------- -------------------
STOCKHOLDERS' DEFICIENCY

Capital Stock
     Authorized:
         400,000,000 common shares, par value $0.001
          12,000,000 Class B voting common shares,
            par value $0.00, each share having 10 votes
           20,000,000 preferred shares, par value $0.001

     Issued and outstanding
          38,331,018 common shares at October 31, 2002 and
            37,581,018 common shares at July 31, 2002                     38,331            37,581
          12,000,000 Class B common shares at October 31, 2002
          500,000 preferred shares at October 31, 2002 and
            Nil preferred shares at July 31, 2002                            500                -

     Additional paid-in capital                                       15,881,303        14,055,053

Deficit                                                              (14,681,393)      (14,235,363)
Other                                                                   (168,615)         (378,615)
Consideration Of Potential Acquisition (Note 3)                       (1,800,000)               -
                                                                ------------------- -------------------
                                                                        (729,874)         (521,344)
                                                                ------------------- -------------------

                                                                  $       50,000      $         -
                                                                =================== ===================

                See accompanying notes to financial statements.

                                      F-1

                            Environmental Strategies
                       and Technologies International Inc.
                          (Formerly Phon-net.com Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (Stated in U.S. Dollars)

                                                                                                  INCEPTION
                                                                                                   MARCH 19
                                                               THREE MONTHS ENDED                  1996 TO
                                                                   OCTOBER 31                     OCTOBER 31
                                                            2002                 2001                2002
                                                    -------------------- -------------------- -------------------

Revenue                                              $          -         $          -         $      27,854
                                                    -------------------- -------------------- -------------------

Expenses
     Advertising and promotion                               8,125               24,230            1,238,603
     Amortization of intangibles                                -                81,500              978,000
     Amortization of convertible note discount                  -                    -               787,382
     Bank charges and interest                                  -                    16               26,887
     Contract cancellation                                      -                    -               842,500
     Office and sundry                                          -                    -                19,387
     Professional fees                                     200,005                   -               785,595
     Rent and utilities                                         -                    -                 9,210
     Software support                                           -                    -               132,000
     Telephone                                               1,500               -                     6,251
     Transfer agent and filing fees                          1,275                  650               46,526
     Travel                                                  5,000               -                    39,492
     Salaries and benefits                                 230,125               44,457            7,370,430
                                                     -------------------- ------------------- -------------------
                                                           446,030              150,853           12,282,263
                                                     -------------------- ------------------- -------------------

Loss From Continuing Operations                             446,030             150,853          12,254,409
                                                     -------------------- ------------------- -------------------

Gain On Disposition Of Subsidiaries                              -                   -             (199,459)
Loss On Discontinued Operations                                  -              116,766           2,231,933
                                                     -------------------- ------------------- -------------------
Net (Gain) Loss On Discontinued Operations                       -              116,766           2,032,474
                                                     -------------------- ------------------- -------------------

Loss For The Year                                    $      446,030       $      34,087        $ 14,286,883
                                                     ==================== =================== ===================

Loss Per Share                                       $         0.01       $        0.01
                                                     ==================== ====================

Weighted Average Number Of Shares Outstanding
                                                         37,928,844          11,462,409
                                                     ==================== ====================

                See accompanying notes to financial statements.

                                       F-2

                            Environmental Strategies
                       and Technologies International Inc.
                          (Formerly Phon-net.com Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Stated in U.S. Dollars)

                                                                                                                     INCEPTION
                                                                                                                      MARCH 19
                                                                                    THREE MONTHS ENDED                1996 TO
                                                                                        OCTOBER 31                   OCTOBER 31
                                                                                   2002             2001                2002
                                                                             ----------------- ---------------- --------------------
Cash Flows From Operating Activities From Continuing Operations
                                                                             $    (446,030)    $     (150,853)  $       (12,254,409)
                                                                             ----------------- ---------------- --------------------

Adjustments To Reconcile Loss From Continuing Operations To Net Cash Used
   By Operating Activities
     Stock issued for other than cash                                              237,500             14,230             9,049,321
     Amortization                                                                       -              81,500               978,000
     Change in advance receivable                                                  (50,000)                -                (50,000)
     Change in accounts payable and accrued liabilities                            160,969             29,499               427,064
     Change in due to related parties                                               97,561                 -                352,810
                                                                             ----------------- ---------------- --------------------
Total Adjustments                                                                  446,030            125,229            10,757,195
                                                                             ----------------- ---------------- --------------------
Net Cash Used In Operating Activities From Continuing Operations
                                                                                        -             (25,624)           (1,497,214)
                                                                             ----------------- ---------------- --------------------

Cash Flows From Financing Activities From Continuing Operations
     Common stock issued                                                                -              59,555             1,985,723
     Stock issue costs                                                                  -                  -               (157,920)
     Convertible notes issued                                                           -                  -              1,337,250
                                                                             ----------------- ---------------- --------------------
Net Cash From Financing Activities From Continuing Operations                           -              59,555             3,165,053
                                                                             ----------------- ---------------- --------------------
Net Cash Used In Discontinued Operations                                                -            (179,404)           (1,667,839)
                                                                             ----------------- ---------------- --------------------
Net Increase (Decrease) In Cash                                                         -            (145,473)                   -

Cash, Beginning Of Year                                                                 -             145,473                    -
                                                                             ----------------- ---------------- --------------------
Cash, End Of Year                                                            $          -      $           -    $                -
                                                                             ================= ================ ====================

                See accompanying notes to financial statements.

                                   F-3

                            ENVIRONMENTAL STRATEGIES
                       AND TECHNOLOGIES INTERNATIONAL INC.
                          (Formerly Phon-net.com Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2002
                            (Stated in U.S. Dollars)

1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of October 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
     information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the July 31, 2002 audited consolidated financial statements and notes thereto.

2.   SHARE CAPITAL

     During the period ended October 31, 2002, the Company issued 750,000 common shares, pursuant to employment contracts, at a value of
     $27,500.

3.   PROPOSED ACQUISITION

     On October 9, 2002, the Company entered into a stock purchase agreement to acquire 100% of the issued and outstanding shares of Engineering
     Acquisition Inc., a Delaware corporation, in consideration of the issuance of 500,000 Class A convertible preferred shares (issued) at a value of
     $1,800,000. The 500,000 preferred shares are convertible into 90,000,000 common shares.

     As a condition of the agreement, the Company advanced operating capital of
     $50,000, and is committed to advance a further $50,000 on November 30,
     2002, and $50,000 on December 24, 2002. The 500,000 preferred shares are convertible into 90,000,000 common shares.

     The acquisition agreement terms have not been fulfilled at October 31,
     2002. The consideration for the issue of the preferred shares of $1,800,000 has been included as a deduction from shareholders' equity.

4.   RELATED PARTY TRANSACTION

     During the period ended October 31, 2002, directors' compensation totaled
     $222,000 (2001 - $38,333).

                                      F-4

                            ENVIRONMENTAL STRATEGIES
                       AND TECHNOLOGIES INTERNATIONAL INC.
                          (Formerly Phon-net.com Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2002
                            (Stated in U.S. Dollars)

5.   SUBSEQUENT EVENT

     On November 21, 2002, 125,000 preferred shares, referred to in Note 2(b), were converted into 22,500,000 common shares.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED October 31, 2002 COMPARED TO THREE MONTHS ENDED October 31, 2001

For the three months ended October 31, 2002, we generated revenues of NIL as compared to revenues of Nil for the corresponding three month period of 2001.

For the quarter, we incurred a net loss of $(466,030) or approximately $(.01)
per share, compared to a net loss of $(150,853) or approximately $(.01) per share for the corresponding quarter in 2001. The reduction in our net loss was primarily attributable to non-recurring expenses since we cease operations and hire new management to restructure and refocus the corporation.

Expenses of $466,030 for the quarter ended October 31, 2002 reflect a increase of expenses from $150,853 incurred during the quarter ended October 31, 2001.
This increase in expenses is attributable to the management activities to conclude an acquisition with Engineering Acquisitions of New York.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS

As of October 31, 2002 and 2001, our auditors indicated in their audit report that our net loss and working capital deficit raised substantial doubt that we would be able to continue as a going concern.

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

ENVIRONMENTAL STRATEGIES & TECHNOLOGIES INTERNATIONAL, INC.

                                     By: /s/ Todd Violette
                                    ---------------------------------------
                                             Todd Violette, COO

DATED: December 18, 2002

CERTIFICATION
-------------

I, Todd Violette, certify that:

1. I have reviewed this annual report on Form 10-Q of Environmental Strategies and Technologies International Inc;

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

Date: December 18, 2002                     By: /s/ Todd Violette
                                                  -----------------
                                                    Todd Violette, COO
                                                    (on behalf of the Board of Directors)