Form 10QSB
period 2003-01-31
TANGO INC
filed 2003-03-24
CIK 1093902

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended: January 31, 2003

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ______________ to _______________

                        Commission File Number: 333-86031

                               TANGO INCORPORATED
        (Exact name of Small Business Issuer as specified in its Charter)

                  FLORIDA                              98-0198225
       (State or other jurisdiction of   (I.R.S. Employer Identification No.)
        Incorporation or organization)

              244 W 54th Street Suite 500, New York, New York 10019
                    (Address of principal executive offices)

                                 (212) 586-7660
                           (Issuer's telephone number)

                                       N/A
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

Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,421,519 shares of Common
Stock and 12,000,000 Class B shares as of March 24, 2003

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                               Tango Incorporated

                                      INDEX
                                                                            Page

PART I  - FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................F-4 - F-5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS...................................2

PART II  - OTHER INFORMATION:

                               Tango Incorporated

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                               TANGO INCORPORATED
     (Formerly Environmental Strategies and Technologies International Inc.)
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2003
                            (Stated in U.S. Dollars)

                               TANGO INCORPORATED
     (Formerly Environmental Strategies and Technologies International Inc.)
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                            (Stated in U.S. Dollars)

____________________________________________________________________ ____________ ____________
                                                                      JANUARY 31    JULY 31
                                                                          2003        2002
____________________________________________________________________ ____________ ____________

ASSETS

Current
     Advance receivable (Note 3)                                     $  110,000   $       -
____________________________________________________________________ ____________ ____________
____________________________________________________________________ ____________ ____________

LIABILITIES

Current
     Accounts payable and accrued liabilities                        $  108,834   $  266,095
     Due to related parties                                             108,592      255,249
____________________________________________________________________ ____________ ____________
                                                                        217,426      521,344
____________________________________________________________________ ____________ ____________

STOCKHOLDERS' DEFICIENCY

Capital Stock
     Authorized:
         400,000,000 common shares, par value $0.001
          12,000,000 Class B voting common shares, par value $0.00, each share having 10 votes
           20,000,000 preferred shares, par value $0.001

     Issued and outstanding
         108,431,018 common shares at January 31, 2003 and
          37,581,018 common shares at July 31, 2002                     108,431       37,581
          12,000,000 Class B common shares at October 31, 2002
             375,000 preferred shares at January 31, 2003 and
             Nil preferred shares at July 31, 2002                          375           -

     Additional paid-in capital                                      16,498,555   14,055,053

Deficit                                                             (14,763,672) (14,235,363)
Other                                                                  (151,115)    (378,615)
Consideration Of Potential Acquisition (Note 3)                      (1,800,000)          -
____________________________________________________________________ ____________ ____________
                                                                       (107,426)    (521,344)
____________________________________________________________________ ____________ ____________

                                                                     $  110,000   $       -
____________________________________________________________________ ____________ ____________
____________________________________________________________________ ____________ ____________

                               TANGO INCorporated
     (Formerly Environmental Strategies and Technologies International Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (Stated in U.S. Dollars)

__________________________________________________________________________________________________________
                                                                                              INCEPTION
                                                                                               MARCH 19
                                         THREE MONTHS ENDED        SIX MONTHS ENDED            1996 TO
                                             JANUARY 31               JANUARY 31             JANUARY 31
                                       2003            2002      2003          2002             2003

Revenue                              $     -       $      -      $      -      $      -      $  27,854
                                     ____________  ____________  ____________  ____________  ____________

Expenses
     Advertising and promotion          5,000         18,895        13,125        43,125     1,243,603
     Amortization of intangibles           -          81,500            -        163,000       978,000
     Amortization of convertible
       note discount                       -              -             -             -        787,382
     Bank charges and interest             -              14            -             30        26,887
     Contract cancellation                 -              -             -             -        842,500
     Office and sundry                     75            202            75           202        19,462
     Professional fees                  2,694         13,000        66,199        13,000       515,289
     Rent and utilities                    -              -             -             -          9,210
     Software support                      -              -             -             -        132,000
     Telephone                          1,643             -          3,143            -          7,894
     Transfer agent and filing fees     1,233          1,500         2,508         2,150        47,759
     Travel                             2,400             -          7,400            -         41,892
     Salaries and benefits             69,234         50,751       435,859        95,208     7,712,664
                                       ____________  ____________  ____________  ____________  ____________

                                       82,279        165,862       528,309       316,715    12,364,542
                                       ____________  ____________  ____________  ____________  ____________

Loss From Continuing Operations        82,279        165,862       528,309       316,751    12,336,688
                                       ____________  ____________  ____________  ____________  ____________

Gain On Disposition Of Subsidiaries        -           8,860            -             -       (199,459)
Loss (Gain) On Discontinued
  Operations                               -              -             -       (107,906)    2,231,933
                                       ____________  ____________  ____________  ____________  ____________

Net (Gain) Loss On Discontinued
    Operations                             -           8,860            -       (107,906)    2,032,474
                                       ____________  ____________  ____________  ____________  ____________

Loss For The Period                   $82,279       $174,722     $ 528,309      $208,809    $14,369,162
_____________________________________  ____________  ____________  ____________  ____________  ____________
_____________________________________  ____________  ____________  ____________  ____________  ____________

Loss Per Share                        $  0.01       $   0.01     $    0.01      $   0.01
_____________________________________  ____________  ____________  ____________  ____________  ____________
_____________________________________  ____________  ____________  ____________  ____________  ____________

Weighted Average Number Of Shares
  Outstanding                       67,595,148    27,821,235     52,761,996   25,593,623
_____________________________________  ____________  ____________  ____________  ____________  ____________

                               TANGO INCORPORATED
     (Formerly Environmental Strategies and Technologies International Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Stated in U.S. Dollars)

______________________________________  ____________  ____________  ____________  ____________  ____________
                                                                                                 INCEPTION
                                                                                                  MARCH 19
                                             THREE MONTHS ENDED        SIX MONTHS ENDED           1996 TO
                                                 JANUARY 31               JANUARY 31             JANUARY 31
                                           2003           2002        2003           2002           2003
______________________________________  ____________  ____________  ____________  ____________  ____________

Cash Flows Used In Operating Activities
  From Continuing Operations
                                        $ (82,279)    $ (165,862)   $ (528,309)   $ (316,751)   $ (12,336,688)
                                        ____________  ____________  ____________  ____________  ____________

Adjustments To Reconcile Loss From
   Continuing Operations To Net Cash
   Used By Operating Activities
     Stock issued for other than cash
                                           27,500         10,770       265,000        25,000        9,076,821
     Amortization                              -          81,500            -        163,000          978,000
     Change in accounts payable and
       accrued liabilities                    770           (811)      161,739        28,688          427,834
     Change in due to related parties
                                          114,009         19,545       211,570        19,545          466,819
                                         ____________  ____________  ____________  ____________  ____________
Total Adjustments                         142,279        111,004       638,309       236,233       10,949,474
                                         ____________  ____________  ____________  ____________  ____________
Net Cash Used In Operating Activities
  From Continuing Operations
                                           60,000        (54,858)      110,000       (80,518)      (1,387,214)
                                          ____________  ____________  ____________  ____________  ____________

Cash Flows From Financing Activities
  From Continuing Operations
     Common stock issued                       -          78,000            -        137,555        1,985,723
     Stock issue costs                         -              -             -             -          (157,920)
     Convertible notes issued                  -              -             -             -         1,337,250
                                          ____________  ____________  ____________  ____________  ____________
Net Cash From Financing Activities From
  Continuing Operations
                                               -          78,000            -        137,555        3,165,053
                                          ____________  ____________  ____________  ____________  ____________

Cash Flows From Investing Activities
  From Continuing Operations
     Change in advance receivable         (60,000)            -       (110,000)           -          (110,000)
                                          ____________  ____________  ____________  ____________  ____________

Net Cash Used In Discontinued Operations       -         (23,142)           -        (57,037)      (1,667,839)
                                          ____________  ____________  ____________  ____________  ____________

Net Increase (Decrease) In Cash                -              -             -             -                -

Cash, Beginning Of Period                      -              -             -             -                -
                                          ____________  ____________  ____________  ____________  ____________

Cash, End Of Period                       $    -        $     -       $     -       $     -       $        -
______________________________________  ____________  ____________  ____________  ____________  ____________

                               TANGO INCORPORATED
     (Formerly Environmental Strategies and Technologies International Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2003
                            (Stated in U.S. Dollars)

1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of January 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
     It is suggested that these consolidated financial statements be read in conjunction with the July 31, 2002 audited consolidated financial statements and notes thereto.

2.   SHARE CAPITAL

     During the three month period ended January 31, 2003, the Company issued
     1,000,000 common shares, pursuant to employment contracts, at a value of
     $10,000, and issued 46,600,000 common shares for settlement of debts at a value of $677,226, including 38,500,000 common shares to directors for debt totalling $343,226. In addition, 125,000 preferred shares were converted to
     22,500,000 common shares.

3.   PROPOSED ACQUISITION

     On October 9, 2002, the Company entered into a stock purchase agreement (as amended) to acquire 100% of the issued and outstanding shares of Tango
     Equity Inc. (formerly Engineering Acquisition Inc.), a Delaware corporation, in consideration of the issuance of 500,000 Class A convertible preferred shares (issued) at a value of $1,800,000. The 500,000 preferred shares are convertible into 90,000,000 common shares.

     As a condition of the agreement, the Company advanced operating capital of
     $110,000, and is committed to advance a further $40,000 by April 30, 2003.

     The acquisition agreement terms have not been fulfilled at January 31, 2003.
     The consideration for the issue of the preferred shares of $1,800,000 has been included as a deduction from shareholders' equity.

                               TANGO INCORPORATED
     (Formerly Environmental Strategies and Technologies International Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2003
                            (Stated in U.S. Dollars)

4.   RELATED PARTY TRANSACTION

     During the three month period ended January 31, 2003, directors'
     compensation totalled $69,234 (2001 - $48,750).

5.   SUBSEQUENT EVENTS

     On February 10, 2003, the Company consolidated its share capital on a twenty old for one new basis.

     On February 16, 2003, the Company entered into a consulting agreement for a term of one year. Under the agreement, the Company will pay a retainer of
     $2,000 per month, and issue a total of 325,000 warrants to purchase 325,000 common shares at an exercise price of $0.001 per share for a period of one year.

6.   CHANGE OF NAME

     On January 6, 2003, the Company changed its name to Tango Incorporated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Section and elsewhere in this report regarding matters that are not historical facts are forward-looking statements.

Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements, which address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of the
Company's operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JAUNUARY 31, 2003 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2002

For the three months ended Jaunary31, 2003, we generated revenues of NIL as compared to revenues of Nil for the corresponding three months period of 2003.

For the quarter, the net loss of decreased to $(82,279) or approximately $(.01)
per share, compared to a net loss of $(174,722) or approximately $(.01) per share a net decrease of for the corresponding quarter in 2002. The reduction in our net loss was $(92,443

Expenses of $82,279 for the quarter ended January 31, 2003 reflect a decrease of expenses from $165,862 incurred during the quarter ended January 31, 2002.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS

As of January 31, 2003 and 2002, our auditors indicated in their audit report that our net loss and working capital deficit raised substantial doubt that we would be able to continue as a going concern.

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

                                    Tango Incorporated

                                    By: /s/ Todd Violette
                                    ---------------------------------------
                                            Todd Violette, COO

                                    By: /s/ Sameer Hirji
                                    ----------------------------------------
                                            Sameer Hirji, CEO

DATED: March 24, 2003

                                 CERTIFICATION

We, Todd Violette and Sameer Hirji, certify that:

1. We have reviewed this quarterly report on Form 10-Q of Tango Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and us are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003
                                      By: /s/ Todd Violette
                                      --------------------------
                                              Todd Violette, COO
                                              (on behalf of the Board of Directors)

                                      By: /s/ Sameer Hirji
                                      --------------------------
                                              Sameer Hirji, CEO
                                              (on behalf of the officers of the
                                              corporation)