Form 10QSB
period 2003-04-30
TANGO INC
filed 2003-06-23
CIK 1093902

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended: April 30, 2003

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ______________ to _______________

                        Commission File Number:333-86031

                               TANGO INCORPORATED
        (Exact name of Small Business Issuer as specified in its Charter)

                  FLORIDA                                   98-0198225
      (State or other jurisdiction of                    (I.R.S. Employer
       Incorporation or organization)                   Identification No.)

                  620-1207 11th Ave SW, Calgary Alberta T2C 0M5
                    (Address of principal executive offices)

                                 (403) 228-6962
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

                                 Yes [X] No [ ]

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,081,519 shares of Common
             Stock and 12,000,000 Class B shares as of June 3, 2003

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                       1

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

                                 APRIL 30, 2003
                            (Stated in U.S. Dollars)

                               TANGO INCORPORATED
     (Formerly Environmental Strategies and Technologies International Inc.)
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                            (Stated in U.S. Dollars)

                                                                                  APRIL 30             JULY 31
                                                                                    2003                 2002
---------------------------------------------------------------------------- -------------------- -------------------
ASSETS
Current
     Cash                                                                    $           12,272   $          -
     Accounts receivable                                                                 14,686              -
                                                                             -- ----------------- -- ----------------
                                                                                         26,958              -
Advance Receivable (Note 3)                                                             110,000              -
                                                                             -- ----------------- -- ----------------

                                                                             $          136,958   $          -
============================================================================ == ================= == ================

LIABILITIES
Current
     Accounts payable and accrued liabilities                                $          115,694   $          266,095
     Due to related parties                                                             210,387              255,249
                                                                             -- ----------------- -- ----------------
                                                                                        326,081              521,344
                                                                             -- ----------------- -- ----------------
STOCKHOLDERS' DEFICIENCY

Capital Stock
     Authorized:
         20,000,000 common shares, par value $0.001
            600,000 Class B voting common shares, par value $0.00, each share having 10 votes
            1,000,000 preferred shares, par value $0.001

     Issued and outstanding
           6,781,519 common shares at April 30, 2003 and
           1,879,051 common shares at July 31, 2002                                       6,782                1,879
             600,000 Class B common shares at April 30, 2003 and July 31,
                2002
               18,750 preferred shares at April 30, 2003 and
               Nil preferred shares at July 31, 2002                                         19              -

     Additional paid-in capital                                                      16,778,260           14,090,755

Deficit                                                                             (14,906,220)         (14,235,363)
Other                                                                                  (267,964)            (378,615)
Consideration Of Potential Acquisition (Note 3)                                      (1,800,000)             -
                                                                             -- ----------------- -- ----------------
                                                                                       (189,123)            (521,344)
                                                                             -- ----------------- -- ----------------
                                                                             $          136,958   $          -
============================================================================ == ================= == ================

                See accompanying notes to financial statements.

                               TANGO INCorporated
     (Formerly Environmental Strategies and Technologies International Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (Stated in U.S. Dollars)

                                                                                                                      INCEPTION
                                                                                                                       MARCH 19
                                               THREE MONTHS ENDED                    NINE MONTHS ENDED                 1996 TO
                                                    APRIL 30                              APRIL 30                     APRIL 30
                                             2003              2002               2003               2002                2003
-------------------------------------- ----------------- ------------------ ------------------ ------------------ ------------------

Revenue                                $        30,500   $          -       $        30,500    $         -        $          58,354
                                       -- -------------- --- -------------- -- --------------- -- --------------- --- --------------

Expenses
     Advertising and promotion                   -                 12,513            13,125              55,638           1,243,603
     Amortization of intangibles                 -                 81,500             -                 244,500             978,000
     Amortization of convertible
       note discount                             -                  -                 -                  -                  787,382
     Bank charges and interest                   1,947              -                 1,947                  30              28,834
     Contract cancellation                       -                  -                 -                  -                  842,500
     Consulting                                  3,266              -               139,766              -                  304,016
     Office and sundry                             200                610               275                 812              19,662
     Professional fees                          10,809             14,914            77,008              27,914             662,598
     Rent and utilities                          6,969              9,210             6,969               9,210              16,179
     Software support                            -                  -                 -                  -                  132,000
     Telephone                                   2,805              2,995             5,948               2,995              10,699
     Transfer agent and filing fees
                                                 3,369              2,853             5,877               5,003              51,128
     Travel                                      -                  2,950             7,400               2,950              41,892
     Salaries and benefits                     143,683            140,075           443,042             235,283           7,419,097
                                       -- -------------- --- -------------- -- --------------- -- --------------- --- --------------
                                               173,048            267,620           701,357             584,335          12,537,590
                                       -- -------------- --- -------------- -- --------------- -- --------------- --- --------------
Loss From Continuing Operations                142,548            267,620           670,857             584,335          12,479,236
                                       -- -------------- --- -------------- -- --------------- -- --------------- --- --------------
Gain On Disposition Of Subsidiaries              -                  -                 -                  -                 (199,459)
Loss (Gain) On Discontinued
  Operations                                     -                  2,736             -                (105,170)          2,231,933
                                       -- -------------- --- -------------- -- --------------- -- --------------- --- --------------
Net (Gain) Loss On Discontinued
  Operations                                     -                  2,736             -                (105,170)          2,032,474
                                       -- -------------- --- -------------- -- --------------- -- --------------- --- --------------
Loss For The Period                    $       142,548   $        270,356   $       670,857    $        479,165   $      14,511,710
====================================== == ============== === ============== == =============== == =============== === ==============

Loss Per Share                         $          0.03   $           0.19   $          0.18    $           0.04
====================================== == ============== === ============== == =============== == ===============

Weighted Average Number Of Shares
  Outstanding                                6,128,070          1,452,042         3,775,856          13,259,158
====================================== == ============== === ============== == =============== == ===============

                See accompanying notes to financial statements.

                               TANGO INCORPORATED
     (Formerly Environmental Strategies and Technologies International Inc.)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Stated in U.S. Dollars)

                                                                                                                     INCEPTION
                                                                                                                      MARCH 19
                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED                1996 TO
                                                       APRIL 30                           APRIL 30                    APRIL 30
                                                 2003             2002              2003             2002               2003
------------------------------------------ ----------------- ---------------- ----------------- ---------------- -------------------

Cash Flows Used In Operating Activities
  From Continuing Operations               $     (142,548)   $     (267,620)  $      (670,857)  $     (584,335)  $      (12,479,236)
                                           -- -------------- -- ------------- --- ------------- -- ------------- --- ---------------

Adjustments To Reconcile Loss From
   Continuing Operations To Net Cash
   Used By Operating Activities
     Stock issued for other than cash              24,212           201,805           289,212          226,805            9,101,033
     Amortization                                   -                81,500             -              244,500              978,000
     Change in accounts payable and
       accrued liabilities                         21,861           (33,956)          183,600           (5,268)             448,925
     Change in accounts receivable                (14,686)            -               (14,686)           -                  (14,686)
     Change in due to related parties              86,794           116,601           298,364          136,146              553,613
                                           -- -------------- -- ------------- --- ------------- -- ------------- --- ---------------
Total Adjustments                                 118,181           365,950           756,490          602,183           11,066,885
                                           -- -------------- -- ------------- --- ------------- -- ------------- --- ---------------
Net Cash Provided By (Used In) Operating
  Activities From Continuing Operations           (24,367)           98,330            85,633           17,848           (1,412,351)
                                           -- -------------- -- ------------- --- ------------- -- ------------- --- ---------------

Cash Flows Provided By Financing
  Activities
     Subscriptions received                        16,639             -                16,639            -                   16,639
     Common stock issued                           20,000             -                20,000            -                2,005,723
     Stock issue costs                              -                 -                 -                -                 (157,920)
     Convertible notes issued                       -                 -                 -                -                1,337,250
                                           -- -------------- -- ------------- --- ------------- -- ------------- --- ---------------
Net Cash Provided By Financing Activities          36,639             -                36,639            -                3,201,692
                                           -- -------------- -- ------------- --- ------------- -- ------------- --- ---------------
Cash Flows Used In Investing Activities
     Change in advance receivable                   -                 -              (110,000)           -                 (110,000)
                                           -- -------------- -- ------------- --- ------------- -- ------------- --- ---------------
Net Cash Used In Discontinued Operations            -                98,330             -              (17,848)          (1,667,069)
                                           -- -------------- -- ------------- --- ------------- -- ------------- --- ---------------
Net Increase In Cash                               12,272             -                12,272            -                   12,272
Cash, Beginning Of Period                           -                 -                 -                -                   -
                                           -- -------------- -- ------------- --- ------------- -- ------------- --- ---------------
Cash, End Of Period                        $       12,272    $        -       $        12,272   $        -       $           12,272
========================================== == ============== == ============= === ============= == ============= === ===============

                See accompanying notes to financial statements.

                               TANGO INCORPORATED
     (Formerly Environmental Strategies and Technologies International Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2003
                            (Stated in U.S. Dollars)

1.   BASIS OF PRESENTATION

The unaudited consolidated financial statements as of April 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the July 31, 2002 audited consolidated financial statements and notes thereto.

During the three month period ended April 30, 2003, the Company incorporated a wholly-owned subsidiary, Tango Equity Inc., an Alberta corporation.

2.       SHARE CAPITAL

During the three month period ended April 30, 2003, the Company:

a) consolidated its share capital on a twenty old for one new basis;
b) issued 1,245,000 common shares for services provided and to be provided at a value of $146,300, accordingly, $12,812 was charged to operations;
c) issued 115,000 common shares to directors at a value of $11,400 for services rendered;
d) issued 200,000 common shares at a price of $0.10 per share for cash proceeds of $20,000;
e) received $16,639 as a subscription for 166,390 common shares of the Company.

3.   PROPOSED ACQUISITION

On October 9, 2002, the Company entered into a stock purchase agreement (as amended) to acquire 100% of the issued and outstanding shares of Tango Equity
Inc. (formerly Engineering Acquisition Inc.), a Delaware corporation, in consideration of the issuance of 25,000 Class A convertible preferred shares
(issued) at a value of $1,800,000. The 25,000 preferred shares are convertible into 4,500,000 common shares. As at April 30, 2003, 6,250 has been converted into 1,125,000 common shares.

In addition, the Company advanced $110,000 to Tango Equity Inc.

                               TANGO INCORPORATED
     (Formerly Environmental Strategies and Technologies International Inc.)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2003
                            (Stated in U.S. Dollars)

3.   PROPOSED ACQUISITION (Continued)

By a settlement agreement dated June 13, 2003, the Company will redeem all the preferred and common shares issued under the agreement dated October 9, 2002.
The Company will also receive a total of $10,000, in monthly instalments of
$2,500 commencing June 30, 2003, as consideration for entering into the settlement agreement.

The Company will convert $100,000 of the amount advanced to Tango Equity Inc.
into 471,500 common shares, which represents 25% of the issued and outstanding shares of Tango Equity Inc.

On June 30, 2002, the Company granted an option to Tango Equity Inc. and to a principal of that company to purchase its 25% interest for $200,000 up to June
30, 2005, and for $250,000 before June 30, 2007.

4.   RELATED PARTY TRANSACTION

During the three month period ended April 30, 2003, directors' compensation totalled $97,500 (2002 - $130,625).

5.   SUBSEQUENT EVENTS

a) On May 28, 2003, the Company entered into an agreement to acquire 100%
   interest of Pacific Print Works LLC, an Oregon corporation, in consideration of the issuance of 3,000,000 common shares, and cash payments totalling
   $600,000 to be paid in monthly instalments of $50,000 commencing on September
   15, 2003.

b) On May 21, 2003, the Company issued 100,000 common shares at a value of
$25,000 for services provided and to be provided over one year.

c) On May 30, 2003, the Company issued 200,000 common shares at a value of
$68,000 for services provided and to be provided over one year.

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

                                      2

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2003 COMPARED TO THREE MONTHS ENDED APRIL 30, 2002

For the three months ended April 31, 2003, we generated revenues of 30,500 as compared to revenues of Nil for the corresponding three months period of 2002.

For the quarter, the net loss of decreased to $(142,548) or approximately $(.03)
per share, compared to a net loss of $(270,356) or approximately $(.19) per share a net decrease of for the corresponding quarter in 2002. The reduction in our net loss was $(127,808)

Expenses of $173,048 for the quarter ended April 31, 2003 reflect a decrease of expenses from $94,572 incurred during the quarter ended April 31, 2002.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS

As of April 30, 2003 and 2002, our auditors indicated in their audit report that our net loss and working capital deficit raised substantial doubt that we would be able to continue as a going concern.

                                        3

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         As described in notes to the Financials

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         None.

                                       4

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

DATED: June 23, 2003

                                       5

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

Date: June 23, 2003
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