Form 10QSB/A
period 2003-04-30
TANGO INC
filed 2003-07-03
CIK 1093902

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
                                                                             -- ----------------- -- ----------------
STOCKHOLDERS' DEFICIENCY

Capital Stock
     Authorized:
         40,000,000 common shares, par value $0.001
            12,000,000 Class B voting common shares, par value $0.00, each share having 10 votes
            20,000,000 preferred shares, par value $0.001

     Issued and outstanding
           6,781,519 common shares at April 30, 2003 and
           1,879,051 common shares at July 31, 2002                                       6,782                1,879
             12,000,000 Class B common shares at April 30, 2003 and July 31,
                2002
               375,000 preferred shares at April 30, 2003 and
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