Form 10KSB
period 2003-07-31
TANGO INC
filed 2003-12-02
CIK 1093902

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
|X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the Fiscal Year Ended July 31, 2003

                        Commission File Number 333-50948

                               TANGO INCORPORATED
               (Exact name of issuer as specified in its charter)

          Florida                                              98-019822
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

                         18055 A N.E. San Rafael Street
                             Portland, Oregon 97230

              (Address and zip code of principal executive offices)

         Issuer's telephone number, including area code: (503) 492-1500

           Securities registered pursuant to Section 12(b) of the Act:
                          Common Stock, .001 par value

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

[GRAPHIC OMITTED]

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. |X|

      The issuer's revenue for the fiscal year ended July 31, 2003 was
$________________.

      As of October 31, 2003 the aggregate market value of the Company's common stock was approximately US $3,543,367, which value, solely for the purposes of this calculation, excludes common stock by the Company's officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

       The number of shares of the Issuer's common stock issued and outstanding as of October 31, 2003 was 18,649,300.

-----------------

                           FORWARD LOOKING STATEMENTS

In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.
Certain statements contained in this Form 10-KSB, including, without limitation, statements containing the words "believe," "are of the opinion of,"
"anticipate," "estimate," "expect," and words of similar import, constitute
"forward-looking statements." You should not place any undue reliance on these forward-looking statements.

You should be aware that our actual growth and results could differ materially from those contained in the forward-looking statements due to a number of factors, which include, but are not limited to the following: the special risk factors set forth in Part I, Item 1, Risk Factors; the risks and uncertainties set forth below; economic and business conditions specific to the promotional products and imprinted sportswear industry; competition and the pricing and mix of products offered by us and our competitors; style changes and product acceptance; relations with and performance of suppliers; our ability to control costs and expenses; our ability to effectively communicate with our customers and to penetrate their chosen distribution channels; access to capital; foreign currency risks; risks associated with our entry into new markets or distribution channels; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; our ability to maintain satisfactory relationships with our banking partners; political and trade relations; the overall level of consumer spending; global economic conditions and additional threatened terrorist attacks and responses thereto, including war. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by applicable securities laws.

-----------------

                               TANGO INCORPORATED

                                                                        Page No.

PART I

PART II

      ITEM 5. Market For Company's Common Equity and Related Stockholder
              Matters..........................................................8

      ITEM 6. Management's Discussion and Analysis of Financial Condition
              and Results of Operation.........................................8

      ITEM 7. Financial Statements and Supplementary Data.....................10

PART III

      ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance with  Section 16(a) of the Exchange Act.............10

      ITEM 10. Executive Compensation.........................................11

      ITEM 11. Security Ownership of Certain Beneficial Owners and
               Management.....................................................12

      ITEM 12. Certain Relationships and Related Transactions.................13

      ITEM 13. Exhibits, Financial Statement Schedules and Reports on
               Form 8-K.......................................................13

      ITEM 14. Control and Procedures.........................................13

-----------------

                                     PART I

           BUSINESS

ITEM  1.

Organization and Business

Tango Incorporated, a Florida corporation ("Tango," "We" or the "Company")
prides itself on being a top quality commercial grade technical screen printer.
The Company provides to major branded apparel the ability to produce high quality merchandise while protecting the integrity of their brands. The Company serves its customers as a trusted ally, providing them with quality production and on time delivery with maximum efficiency and reliability. We further assist our clients by providing economic solutions for development of their brand. For our employees, the Company provides a rewarding work environment and fair compensation. Of course, Tango also strives to produce a return to our shareholders while maintaining a company that is friendly, fair and with plans to grow.

The keys to success in Tango's business are:
o        Marketing: Our customers and new customer must recognize Tango as the name associated with quality and proficiency.

o        Financing: The name "Tango" must be seen as having the financial strength to protect the customers' inventory and their brands.

o        Diversification of the Client base: Tango's goals include decreasing the dependence on one major client, thereby increasing the number of revenue streams available to Tango

o        Management: The successful integration of management and the high quality of leadership by Tango's officers, directors and managers must remain constant.

Tango is currently producing for many majors brands, including Nike, Nike Jordan and Ralph Lauren Chaps. Tango has been able to secure these highly respected brand names by continually producing a quality product that reflects the high standards of these companies. Tango's success in being able to achieve this is based on four key elements. The first element is Tango's experienced management team. The second factor is the constant research and development that keeps
Tango on the cutting edge of the screen printing industry. The final, and most important, elements are Tango's quality production and on-time delivery.

Tango currently offers two printing option products; package printing and contract printing. Packaged printing includes providing the customer with a completely finished product, including the garment, design printing, packaging, identity labeling, shipping and in some cases the initial design development.
The existing facility can produce about 120,000 packages per week. Contract printing entails simply printing a chosen design on the customer's product and returning it to the customer in its enhanced state. Contract printing is the alternative option in which the facility can produce a maximum of 70,000 impressions per day and can run 300 days a year based on its current configurations. Tango intends to dramatically improve the capacity over the next three years. Tango is a publicly traded company on the Over the Counter Bulletin
Board, trading under the symbol "TNGO".

Prior to changing its name to Tango, the Company's name was Phon-net, and the
Company developed a product known as "Direct Connect Software" during the middle of the internet boom. Direct Connect was to enable dial up internet users the ability to make phone calls from their twisted pair phone lines. The concept in the late 1990's was well received, resulting in over $13 million dollars of cash and stock being invested in the development of the "Direct Connect Software".
Unfortunately, the software and technical concept were rendered technically obsolete by the development of Voice Over IP technology.

In 2001, the Company hired Todd Violette to rebuild the Company. At the time, the Company was saddled with over a half million dollars in debt, $150 in the checking account and no revenue. Todd Violette's mandate was to hire new management and turn the Company into a successful business entity. In July of
2002, Todd Violette hired Sameer Hirji to assist in the building of Tango
Incorporated. Todd Violette restructured the company and purchased an operating company known as Pacific Print Works LLC on May 28, 2003.

Pacific Print Works LLC, was started in 1993 by Jeff and Lynn Harden. The Harden
Family has directly and indirectly controlled PPW for the last ten years. Over the last ten years, PPW's world class commercial screen printer has landed clients such as Nike, Nike Jordan, Chaps Ralph Lauren. The key ingredients that have led to the success for the last ten years have been excellent management with a vast knowledge of unique production procedures and a well-equipped and maintained facility.

Tango currently offers two printing option products; package printing and contract printing. Packaged printing is providing the customer with a completely finished product, including the garment, design printing, packaging, a variety of identity labeling, shipping and in some cases the initial design development.
Contract printing entails simply printing a chosen design on the customer's product and then returning it to the customer in its enhanced state.

Commercial Package Printing

Commercial Package Printing is designed for clients who want 50-100,000 units printed for them. The target clients for this service are major brand name labels such as Nike, Chaps and Arivex. This product is designed to provide a one-stop solution for the client and to provide a cost-effective alternative for the clients rather than obtaining the resources necessary to perform these functions themselves.

We have discovered a tremendous demand from clients seeking outsourced warehousing, sourcing, shipping, manufacturing and quality control. Package printing allows us to offer the client a complete solution and reduce their cost. We provide product sourcing, warehousing, inventory controls, quality controls, packaging and labeling and the delivery of a finished product directly to the client. It is a one-stop solution for the clients and reduces the risk to our clients.

We sell the service of a fully outfitted Art Department that can produce design concepts logo, fashion designs and many other things. The Art Department is an additional service that separates us from many other commercial screen printers.

An example of this: A major brand would sell shirts, pants, jackets, bedroom furnishing, active wear and many other products. The cost for them to source every product, develop it, warehouse it and deliver the product would be extremely costly. Package printing allows the client to send us their specific on the product and we source it, warehouses it, produce it and package it ready for the self. Therefore complimenting their business and providing a single invoice for all of cost associated.

Contract Printing

We offer our clients the option of merely printing the materials with none of the other services we are capable of providing. Some of our larger clients have sourcing departments, accounting staff, etc. and only desire printing services.
We provide the printing service to these clients.

We have two clearly defined market segments. First is our retail apparel market.
This market includes clients needing a mass number of product produced for retail distribution throughout the world. The size of the order would typically be between 5,000- to 50,000 pieces per design and would have 4 to 10 designs.
This market is cyclical in nature, with very large peak and valleys. In this market segment, we are currently servicing clients such as Nike, Chaps, K-Swiss and Arivex. The retail market has a demand for package sales. Consequently, we produce the shirt and the print and then package it for sale to the client. This market is considered high volume and has smaller profit margins with a risk of concentration on the client basis. This market segment is limited in the number of producers because of the cost to enter the market and the cyclical nature of the business.

We also service a second market that provides for a more stable business mix and allows for a more stable flow of business. This second market involves low volume and high margin business. There are two types of client in this market.
The first client type is small to medium sized tee shirt vendors, and the second client type is the end user of the product. A tee shirt vendor's typical annual sales range from $300,000 to $2,000,000. The small vendor order will range from
200 shirts to 5,000 shirts per design. These clients will typical need a combination of package and contract printing. The end user client is typically a restaurant, small corporate order, fraternity, school, recreational sports league, etc. The end user client would typically order between 72 and 500 shirts.

Our strategy is to promote what we believe is the highest commercial quality screen printing for retail clothing, with cost-effective and timely delivery.
The key to our strategy is to build an experienced, well-trained sales force that enables the Company to sell directly to the branded apparel companies.

We plan to use a direct marketing approach for both areas of our business.

The competition in our market is a global competition that competes on price, quality and delivery time. Each of these issues is important and has to be evaluated with each sale. Tango is not the lowest price printer in the world, but our pricing is competitive, and we separate ourself from the competition based upon the quality of our screen printing. We are considered by many in the industry to have the highest quality and the most advanced techniques used in production. It is important for us to maintain this reputation of quality.

Facilities and Employees

Tango has been operating in a 65,000 square foot facility in Portland, Oregon that houses 6 automatic printing presses, 6 manual presses, 5 dryers, and 2 folding machines, in addition to Tango's full service art department. However, the Company has recently signed a new five-year lease which will increase the size of the facility to 65,000 square feet. There are currently 80 employees, with plans to increase that figure to 180 Tango employees over the next three years. This projected growth for Tango is based largely on the Company's printing techniques that provide a significant sales advantage for Tango's customers in a highly competitive retail market.

Tango maintains a sales office in New York City and an office in Calgary
Alberta. The Calgary Alberta office is approximately 1,750 square feet with a monthly rent of $3,350 CDN. The New York rent is $750 a month and is approximately 200 square

RISK FACTORS

Risks Relating To Our Business

In addition to the other information in this report, including risks and uncertainties described elsewhere, the following risk factors should be considered in evaluating us and our business. The risks and uncertainties described below or elsewhere in this report are not the only ones we face.
Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the risks described below or elsewhere in this report occur, our business, financial condition, operating results and cash flows could be materially affected.
Stockholders or investors considering the purchase of shares of the Company's
Common Stock should carefully consider the following risk factors, in addition to other information contained in this Annual Report on Form 10-KSB.

Competition

The principal competitive factors affecting the market for the Company's products include product functionality, performance, quality, reliability, price, compatibility and conformance with customer and licensor standards.
Several of the Company's existing and potential competitors are larger than the
Company and may have substantially greater financial, manufacturing and marketing resources than does the Company. The Company competes on price as well as quality. There can be no assurance that these competitors will not offer better price points for competitive merchandise or better terms to the Company's customers to obtain a greater market share.

Dependence Upon Key Personnel

The Company depends to a significant degree on the continued contribution of key executive management, as well as key operations and sales management. The loss of the services of one or more key executive or senior management could have a material adverse effect on the Company. The Company's success also depends on its ability to attract and retain additional highly qualified management personnel to meet the needs of its future expansion plan. Competition for these individuals is intense and they are often subject to offers from competing employers, some of whom may be better able to offer more lucrative compensation incentives than the Company. Although most of the Company's key employees have been with the Company for an extended period of time, there can be no assurance that the Company will be able to retain its key employees, or that it will be able to attract or retain additional skilled personnel as needed. The Company does not currently maintain key person insurance on any employee. The senior operational, finance and sales management personnel are under employment contracts. The Company plans to enter into employment agreements with senior management that is currently not under written employment contracts.

Dependence Upon Key Suppliers

Although the majority of the products used by the Company are available from multiple sources, any disruption of these foreign suppliers could lead to significant increases in the Company's production costs, which could make the
Company's products less competitive and result in lower gross margin. To the extent acceptable, alternative suppliers are currently available to the Company.
However, identifying them and entering into arrangements may be difficult and time consuming. These potential new suppliers would require the validation of quality, price and delivery standards. There can be no assurance that there will not be a significant disruption in the supply of products in the future, or in the event of such disruption, that the Company will be able to locate alternative suppliers with the same quality at an acceptable price. An interruption in the supply of components used in the manufacture of the
Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence Upon Key Customers

During the prior two years, the Company has made a concerted effort to expand its customer base. As a result of this effort, the Company has developed a large, diverse, and distinguished customer base of traditional retailers, ranging from national as well as large regional clients. As a result of this effort, the Company believes that its customer diversification and expansion program will be evident in fiscal year 2004 and beyond. With the expanding customer base, the dependency on this customer will continue to decrease in future periods. However, there can be no assurance that the Company's efforts to diversify its customer base will be successful.

Possible Need for Additional Financing / Capital

Based upon the Company's current level of operations and anticipated growth, the
Company believes that cash flows from operations, together with its working capital facility, will be sufficient to enable the Company to satisfy anticipated cash flow requirements for operating, investment and financing activities, including debt service. However, with the Company's expansion plans and acquisition program, the Company might at some point be required to obtain additional financing and/or capital by private placement or in the public markets, to satisfy its requirements. There PROPERTIES can be no assurance that such alternatives would be available to the Company at all or on terms reasonably acceptable to the board of directors.

Common Stock

Our common stock is considered a penny stock. The rules of the Securities and
Exchange Commission define a penny stock to be any equity security that has a market price or exercise price of less than $5.00 per share, subject to some exceptions. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prescribed by the Securities and Exchange
Commission, to provide the customer with additional information, including the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may reduce the level of trading activity in any secondary market for our common stock and may adversely affect the ability of broker-dealers to sell our securities.

ITEM 2.

The Company's principal executive office is located in leased space in Portland,
Oregon. The current facility is 65,000 square feet at a rent of $20,350 per month. Tango entered into a five-year lease as of September 1, 2003 for the
Portland facility this is a net increase in space from 45,000 to approximately
65,000 square feet. Additionally, the Company leases equipment for a total of
$10,000 per month and pays approximately $6,000 per month for utilities.

The Calgary office is on a month to month lease for the offices located at
620-1207 11th Ave SW, Calgary Alberta Canada. The cost of this off is $3,350 CDN a month for the lease which include all utilities. The New York Office rent is
$750.00 per month.

ITEM 3.   LEGAL PROCEEDINGS

From time to time the Company enters into litigation in the normal course of business. However, the Company believes none of the litigation will have a material impact on the Company's business, financial condition or operating results.

The companies main operating subsidiary enter into a settlement agreement with
Royal Avalon in July of 2003 in which it agreed to pay Royal Avalon twelve payments of $4,000 per month and in the case of the default signed a consent judgment for $100,000. The company provided two checks to Royal Avalon attorney the checks did not clear based upon an error. Royal Avalon has filed for the consent judgment and the Company is still attempting to find a reasonable settlement with Royal Avalon.

                                     PART II

 ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low bid prices of the Company's common stock for the periods indicated, as reported by published sources. The
Company underwent a 1:20 stock split on February 10, 2003.

                                                             Low       High

2003 Fiscal Year (ended July 31st)
-----------------------------------
First Quarter (ended Oct. 31, 2002)                       $  0.01        $ 0.06
Second Quarter (ended Jan. 31st)                          $  0.01        $ 0.03
Third Quarter (ended April 31st)                          $  0.02        $ 0.75
Fourth Quarter                                            $  0.06        $ 0.47
July 31, 2003 (closing price)                                    $ 0.25

2002 Fiscal Year                                          $              $
-----------------
First Quarter                                             $   .03        $  .12
Second Quarter                                            $   .12        $  .30
Third Quarter                                             $  .065        $  .18
Fourth Quarter                                            $   .01        $  .12

                      As of October 31, 2003, there were approximately 230
holders of record of our common stock.

We have never declared a cash dividend on our common stock and our Board of
Directors does not anticipate that we will pay cash dividends in the foreseeable future. As of July 31, 2003, there was no Preferred Stock issued and outstanding. See Risk Factors, Part I, Item 1.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATION

You should read this section together with our consolidated financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this
Form 10-KSB, including, without limitation, statements containing the words
"believe", "anticipate, "estimate", "expect", "are of the opinion that" and words of similar import, constitute "forward-looking statements." You should not place any undue reliance on these forward-looking statements.

You should be aware that our actual growth and results could differ materially from those contained in the forward-looking statements due to a number of factors, which include, but are not limited to the following: the special risk factors set forth in Part I, Item 1 above, the risks and uncertainties set forth below; economic and business conditions specific to our industry; competition and the pricing and mix of products offered by us and our competitors; style changes and product acceptance; relations with and performance of suppliers; our ability to control costs and expenses; carry out successful designs and effectively communicate with our customers and to penetrate their chosen distribution channels; access to capital; foreign currency risks; risks associated with our entry into new markets or distribution channels; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties;
maintaining satisfactory relationships with our banking partners; political and trade relations; the overall level of consumer spending; global economic conditions and additional threatened terrorist attacks and responses thereto, including war. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by applicable securities laws.

During the twelve month period ended July 31, 2003, we had revenues of $500,527 compared to NIL in the same period in 2002. We incurred general and administrative expenses of $2,010,502 for the year ended July 31, 2003 and
$1,287,484 for the year ended July 31, 2002. Net Loss in the year ended July 31,
2003 was ($4,285,661) or ($.84) per share compared to net loss of ($1,164,460)
or ($.83) per share in the same period 2002. We recognize revenues as they are earned, not necessarily as they are collected. Direct costs such as hardware and software purchases for resale and subcontracting fees are classified as cost of goods sold. General and administrative expenses include salaries, accounting, advertising, contract labor, bank charges, entertainment, equipment rental, insurance, legal, supplies, pay roll taxes, postage, professional fees, telephone and travel.

We one time recognized a goodwill impairment of $2,204,125 in fiscal year ending
July 31, 2003. We do not expect to have this expense in the future again. In addition management of Tango Incorporated expects the Salaries and Benefits and
Consulting fee to be reducing in the next year based upon current operations.

Liquidity and Capital Resources.

The audited financial statements for the year ended July 31, 2003 indicated that there is doubt respecting our ability to continue as a going concern. The qualification was due to our need to generate positive cash flow from operations or obtain additional financing. During the year ended July 31, 2003, we were unable to generate positive cash flow but during the last quarter of fiscal year
2003 we acquired Pacific Print Works. No assurance can be given that we will ever to achieve positive cash flows or obtain additional financing for operations. We have incurred losses since the inception of our business. We expect to continue to incur losses until we increase our revenues while reducing costs of good sold and general and administrative expenses. We have been dependent on additional funding from lenders and investors to conduct operations. At July 31, 2003 we had a retained deficit of ($18,521,024) compared to retained deficits of ($14,235,363) at and July 31, 2002, respectively. As of
July 31, 2003, we had total current assets of 893,229 and total current liabilities of $1,330,846. We currently have no material commitments for capital expenditures but expect to make a material commitment stated in the paragraph below. We will continue to evaluate possible acquisitions or investments in businesses, products and technologies that are complimentary to ours and our actively engaged in that process as of the date of this filing. These may require the use of cash which would require us to seek financing. We believe that existing cash, investments and loans available under our present credit facilities will only be sufficient for the next 8 months. However, we may sell additional equity or debt securities or seek additional credit facilities to fund acquisition-related or other business costs. Sales of additional equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our service offerings and competing technological and market developments. The company is actively seeking to obtain a Purchaser Order
Financing Line of credit in the amount of $2 million dollars over the next year to compliment the growth.

On September 30, 1996, Pacific Printing and Embroidery, LLC, entered into a 12%
convertible promissory note in the face amount of one hundred thousand dollars with a present cumulative value including compounded interest of approximately two hundred and twenty thousand dollars. Also, on July 1, 2001, Pacific Printing and Embroidery, LLC, entered into a 12% convertible promissory note in the face amount of approximately one hundred and forty one thousand dollars with a present cumulative value including interest of approximately one hundred and fifty seven thousand dollars. The above referenced promissory notes are hereinafter referred to as the "Notes."

The Company is the present sole owner and shareholder of a company known as
Pacific Print Works, LLC, as referenced by that certain form 8k filed with the
Securities and Exchange Commission on or about June 2, 2003. Pacific Print
Works, LLC, had previously acquired Pacific Printing and Embroidery, LLC, as well as a number of other printing entities including Print Works, Inc. The ultimate result of all of said transactions is that the transactions created a successor entity known as Tango Incorporated (the "Company"). The Company appears responsible for the prior debt obligations (the "Debt Obligations") to the present holders of said debt.

The Company undertook the cancellation of said debt by converting its Debt
Obligations to equity by permitting the holders to receive equity at a discount to the then prevailing stock market price of the stock (which was approximately
$.20 per share) but only in the event that the Company received cash since the
Company believed that it could try to challenge the debts as the Company believed that when it undertook the asset purchase agreement it was not assuming the debts. The debt holders agreed to pay two hundred and fifty thousand dollars for the receipt of approximately seven hundred thousand dollars in equity.
Hence, the debt holders received seven hundred thousand dollars of stock for a total consideration of approximately six hundred and thirty thousand dollars
(the cancellation of three hundred and eighty thousand dollars in debt plus two hundred and fifty thousand dollars) which was a slight discount to the market.

On or about December 18, 2001, a total of approximately four hundred thirty five thousand dollars was provided to Pacific Print Works, LLC, with interest of one hundred ninety five thousand dollars. Again, the Company has taken the position that it has the ability to dispute the debt and thereby the Company has agreed to settle by providing the debtor those number of shares necessary for the debtor to recoup its loan to the Company and additional funds provided to the
Company for settlement. Thereby, the Company receives additional payments from the debt holders and the debt holders are ultimately permitted to recoup the entire consideration.

The Company's plan is to increase their staff from 80 employees to 160 employees over the next coming years. The main reason for the increase in staff is the company is looking to add a second shift of production over the next coming year. This is the reason the company has increased it net warehouse space. The company has submitted a purchase order in conjunction with Alliance Funding to purchase additional manual press to increase our sampling compatibilities and our football jersey business. The company upgraded the Art Departments equipment to the new Apple G-5 Computers. We plan to purchase a new imagine setter and more flash units for the production floor. We are looking to make a capital equipment purchases over the next year in the range of about $200,000 for new equipment and $50,000 dollars worth of upgrades to the existing equipment.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this item are filed under Part
III, Item 13(a) (1) of this report. The financial statement schedule required under Item 310 (a) of Regulation S-B is filed under Part III, Item 13 (a) (2) of this report.

                                    PART III

 ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Certain information with respect to directors and executive officers is set forth below. Additional information required by this Item 9 is incorporated herein by reference to the section entitled "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" of the Proxy Statement related to the
Company's 2002 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission.

The following table sets forth the name, age, positions, and offices or employments for the past year as of October 31, 2003, for our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify. All of the officers serve at the pleasure of the Board of Directors of Tango Incorporated.

Name                                         Age   Position

Todd Violette                                34    Founder, Chairman and
                                                   Chief Operating officer

Sameer Hirji                                 44    Chief Executive Officer

Jeffery Harden                               60    President Tango Pacific
Scott Newrones                               42    Vice President

B Willis Papenfuss                           45    Controller

Vic Kellough                                 58    Outside Director

         Todd Violette, Director, Chairman and Chief Operating Officer: Mr.
Violette has served as Chairman of the Board since September 2001, and Chief
Operating Officer Since 2001. Mr. Violette has specialized in start-up ventures and turn-around situations. He has been involved with several companies, advising on capital formation. Mr. Violette has been an officer and director of several private and public companies since 1997. His expertise is identifying and communicating the corporate message of companies in the emerging growth market and turn around companies. Mr. Violette has a Bachelors degree from the
University of Maryland.

                                       10

         Sameer Hirji, Director, Chief Executive Officer:  Mr. Hirji has been
Chief Executive Officer since May. 2002 Sameer Hirji comes from a background as a corporate attorney. Mr. Hirji was the founder of Magellan Capital Inc., a private corporate finance and investment banking firm based in Calgary, Canada.
Mr. Hirji has served as financial advisor and agent for clients seeking assistance in corporate finance, investment banking, mergers and acquisitions and other cross border transactions. Mr. Hirji also served as CEO of Janus
Investor Relations Inc., an Investor Relations firm specializing in assisting micro-cap and small-cap companies. Mr. Hirji has been actively involved as a
Board Member of various public and private companies. He has a Bachelors of Law degree from the University of Manitoba.

         Jeffery Harden, President of Tango Pacific: Mr. Harden during his tenure he has excelled in establishing Tango Pacific's high standard as well as growing its impressive client base. Prior to joining Tango, Mr. Harden had spent
15 years in the garment industry. From 1987 to the formation of the company, Mr.
Harden was Division Vice President of West Coast Sales for London Fog. He was
Sales Manager for Jantzen prior to that, beginning his career there in 1979. Mr.
Harden was educated at Texas A&M and Ohio Wesleyan University.

         B. Willis Papenfuss, Controller: Mr. Papenfuss has been the Controller for the company for 4 years. Prior to joining Tango Pacific, Mr. Papenfuss spent
10 years working for US Bancorp, advancing to the position of Senior Vice
President. During his tenure at US Bancorp his responsibilities included mergers and acquisitions, strategic planning, and commercial lending. Mr. Papenfuss is an MBA graduate from the University of Washington.

         Scott Newrones, Vice President of Sales: Prior to joining Tango, Mr.
Newrones was an Account Executive for the medical device firm Kinetic Concepts.
Mr. Newrones graduated in three years with from the University of Toledo with a degree in marketing.

            EXECUTIVE COMPENSATION
ITEM 10.

The following table sets forth certain information concerning compensation paid or accrued to our executive officers for services rendered to the Company during the fiscal year ended July 31, 2003. No executive officer received compensation in excess of $100,000 during fiscal year 2002.

                                                   Salary     Bonus    Auto    Options (1)
         Name and Principal Position                                 Allowance
--------------------------------------------------------------------------------------------
Todd Violette Chairman and COO                    $154,000

Sameer Hirji, CEO                                 $154,000

Jeffery Harden, President Tango Pacific           $154,000

B. Willis Papenfuss, Controller                    $84,000

Scott Newrones, Vice President                     $84,000            $450 per
                                                                       month

                                       11

Directors' compensation:

As compensation for their services as members of the Board of Directors, the company issued each independent board member stock options to purchase 100,000 shares @ $.25, 100,000 shares @ $.35 and 200,000 shares @ $ .50. The Board was comprised of one independent Board member during fiscal year 2003. The board members who are executives of the Company receive no additional compensation in excess of their management remuneration.

Executive Employment Agreements

The Company has executive compensation agreements with five individual. Todd
Violette, Founder, Chairman and COO, Sameer Hirji CEO and President, Jeffery
Harden, President of Tango Pacific, B Willis Papenfuss Controller, and Scott
Newrones, Vice President of Sales.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of the Company's outstanding classes of stock as of November 30, 2002, by each person known by the Company to own beneficially more than 5% of each class, by each of the Company's Directors and Executive Officers (see Part III,
Item 10, above) and by all Directors and Executive Officers of the Company as a
group. Unless otherwise indicated below, to the Company's knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law

                                                 Common Shares (2)
Name and Address                                   Beneficially     Percentage
of Beneficial Owner(1)                                 Owned          Owned
--------------------------------------------------------------------------------
Springfield Investment                               3,000,000          16%

Todd Violette                                        2,250,000*         12%

Sameer Hirji                                         1,500,000**         8%

The Harden family                                      500,000***        2%

All officers and Directors as a group (8 persons)

      All shares are held directly. No options, warrants or other stock rights have been issued to the officers than as disclosed above. See Part III, Item 10,
Executive Compensation for Options issued to directors.

Additionally, Todd Violette holds controlling interest of 12 million shares of class B common shares. Todd Violette has proxy half of this vote to Sameer
Hirji.

* Todd Violette earns an additional 250,000 warrants with an exercise price @
..001 every quarter of his employment he has six quarter remaining on his current contract.

** Sameer earns an additional 250,000 warrants with an exercise price @ .001 every quarter of his employment he has eight quarter remaining on his current contract.

                                       12

*** Jeff Harden earns a total of 2,000,000 warrants with an exercise price of @
..001 over the life of his contract. Received 500,000 warrants upon the execution of his employment contract and each year at the anniversary of the execution of the contract he receive an additional 500,000 warrants over the course of a three year employment contract.

 ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

EXHIBITS

Exhibit
Number         Description

10.1                  Employment Agreement with Jeff Harden

10.2                  Employment Agreement with Bruce William Papenfuss

10.3                  Employment Agreement with Scott Newrones

10.4                  Lease Agreement

31                    Certification

 ITEM 14.   CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Company's Chief Executive Officer and Chief Financial Officer,
evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the
Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

                                       13

                         BERKOVITS, LAGO & COMPANY, LLP
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSUL TANTS

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders
Tango, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Tango, Inc. and
Subsidiaries (The "Company"), as of July 31, 2003 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company for the year ended July 31, 2002 were audited by other auditors, whose report dated November 29, 2002 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of
July 31,2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the
United States of America.

The accompanying consolidated financial statements have been prepared assuming the I Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's dependence on outside financing, lack of sufficient working capIta1 and continuing losses from operations false substantial doubt about the Company's ability to continue as a going concern.
These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Berkovits, Lago & Company, LLP

November 26, 2003
Fort Lauderdale, Florida

                     TANGO INCORPORATED AND SUBSIDIARIES
     (Formerly Environmental Strategies And Technologies International Inc.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002

                       TANGO INCORPORATED AND SUBSIDIARIES
     (Formerly Environmental Strategies And Technologies International Inc.)

                           CONSOLIDATED BALANCE SHEET

                                JULY 31, 2003

ASSETS

Current Assets
     Cash                                                                                       $           15,065
     Accounts receivable (net of allowance for doubtful accounts of $22,000)                               321,805
     Inventory                                                                                              15,353
     Prepaid expenses                                                                                      116,279
     Advances receivable                                                                                     7,500
                                                                                                 -----------------
Total Current Assets                                                                                       476,002

Property And Equipment, net                                                                                417,227
                                                                                                 -----------------
Total Assets                                                                                    $          893,229
===============================================================================================  =================
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
     Accounts payable and accrued liabilities                                                   $          702,521
     Due to related parties                                                                                179,890
     Current portion of capital leases obligations                                                         116,824
     Factoring credit line                                                                                 224,630
     Current portion of note payable                                                                       106,981
                                                                                                 -----------------
Total Current Liabilities                                                                                1,330,846

Long Term Portion of Capital Lease Obligations                                                              22,383
Note Payable                                                                                               538,519
                                                                                                 -----------------
Total Liabilities                                                                                        1,891,748
                                                                                                 -----------------
STOCKHOLDERS' DEFICIENCY

Preferred Stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and
  outstanding                                                                                              -
Common Stock, $0.001 par value; 400,000,000 shares authorized; 18,499,331 shares issued and
  outstanding                                                                                               18,500
Common Stock, Class B voting; no par value; each share having 10 votes; 12,000,000 shares authorized; 12,000,000 shares issued and outstanding
                                                                                                           -
Additional Paid-In Capital                                                                              17,690,056
Accumulated Deficit                                                                                    (18,521,024)
Accumulated Other Comprehensive Loss                                                                       (21,115)
Deferred Compensation                                                                                     (164,936)
                                                                                                 -----------------
Total Stockholders' Deficiency                                                                            (998,519)
                                                                                                 -----------------
Total Liabilities And Stockholders' Deficiency                                                  $          893,229
===============================================================================================  =================

 The accompanying notes are an integral part of these consolidated financial statements.

                       TANGO INCORPORATED AND SUBSIDIARIES
     (Formerly Environmental Strategies And Technologies International Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      YEARS ENDED JULY 31
                                                                                    2003                2002
---------------------------------------------------------------------------- ------------------- -------------------

Revenue                                                                      $        500,527    $         -
Cost Of Sales                                                                         524,725              -
                                                                              ----------------    ----------------
Loss                                                                                  (24,198)             -
                                                                              ----------------    ----------------
Expenses
     Salaries and benefits                                                            794,485             495,924
     Consulting and professional fees                                                 975,485             183,467
     Advertising and promotion                                                         16,913             282,883
     Other expenses                                                                   223,619              26,375
     Amortization of intangibles                                                       -                  298,835
                                                                              ----------------    ----------------
                                                                                    2,010,502           1,287,484
                                                                              ----------------    ----------------

Operating Loss Before Other Expenses                                               (2,034,700)         (1,287,484)

Other Expenses
     Fixed assets valuation adjustment                                                (46,836)             -
     Goodwill impairment                                                           (2,204,125)             -
                                                                              ----------------    ----------------
Loss From Continuing Operations                                                    (4,285,661)         (1,287,484)
                                                                              ----------------    ----------------
Gain On Disposition Of Subsidiaries                                                    -                  199,459
Loss On Discontinued Operations                                                        -                  (76,435)
                                                                              ----------------    ----------------
Net Gain On Discontinued Operations                                                    -                  123,024
                                                                              ----------------    ----------------
Net Loss                                                                     $     (4,285,661)   $     (1,164,460)
============================================================================  ================    ================
Basic Loss Per Share
     Loss from continuing operations                                         $         (0.84)    $         (0.92)
     Gain from discontinued operations                                       $         -         $          0.09
                                                                              ----------------    ----------------
     Net loss                                                                $         (0.84)    $         (0.83)
============================================================================  ================    ================
Weighted Average Number Of Shares Outstanding                                       5,110,061           1,399,583
============================================================================  ================    ================

 The accompanying notes are an integral part of these consolidated financial statements.

                       TANGO INCORPORATED AND SUBSIDIARIES
     (Formerly Environmental Strategies And Technologies International Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEARS ENDED JULY 31
                                                                                            2003                2002
------------------------------------------------------------------------------------ ------------------- -------------------
Cash Flows From Operating Activities
     Net loss                                                                        $     (4,285,661)   $     (1,287,484)

Adjustments To Reconcile Net Loss From Continuing Operations To Net Cash Used By
  Operating Activities
     Stock issued for other than cash                                                         888,514             558,685
     Stock based compensation                                                                 410,952              -
     Goodwill impairment                                                                    2,204,125              -
     Fixed assets valuation adjustment                                                         46,836              -
     Amortization and depreciation                                                             18,712             298,835
Changes In Assets And Liabilities
     Change in accounts receivable                                                            186,413              -
     Change in inventory                                                                       55,006              -
     Change in prepaid expenses                                                                   945              -
     Change in accounts payable and accrued liabilities                                       260,521             174,565
     Change in factoring credit line                                                         (151,760)             -
     Change in due to related parties                                                         179,890             255,249
                                                                                      ----------------    ----------------
Total Adjustments                                                                           4,100,154           1,287,334
                                                                                      ----------------    ----------------
Net Cash Used By Operating Activities                                                        (185,507)               (150)
                                                                                      ----------------    ----------------
Cash Flows From Investing Activities
     Other assets                                                                              (1,000)             -
     Advances receivable                                                                       (7,500)             -
     Proceeds on disposition of fixed assets                                                    5,111
     Purchase of fixed assets                                                                  (1,835)
                                                                                      ----------------    ----------------
Net Cash Used By Investing Activities                                                          (5,224)             -
                                                                                      ----------------    ----------------
Cash Flows From Financing Activities
     Common stock issued                                                                      215,739              -
     Capital lease repayments                                                                 (12,696)             -
                                                                                      ----------------    ----------------
Net Cash Provided By Financing Activities                                                     203,043              -
                                                                                      ----------------    ----------------
Net Increase (Decrease) In Cash                                                                12,312                (150)

Net Cash From Discontinued Operations                                                          -                      123

Cash Acquired On Acquisition Of Subsidiary                                                      2,753              -

Cash And Cash Equivalents, Beginning Of Year                                                   -                       27
                                                                                      ----------------    ----------------
Cash And Cash Equivalents, End Of Year                                               $         15,065    $         -
====================================================================================  ================    ================
Supplemental Disclosure Of Non-Cash Investing And Financing Activities
     Issuance of common stock for acquisition                                        $      1,606,055    $         -
     Issuance of common stock in settlement of debt                                           677,226              -
====================================================================================  ================    ================

 The accompanying notes are an integral part of these consolidated financial statements.

                                      F-4

                       TANGO INCORPORATED AND SUBSIDIARIES
     (Formerly Environmental Strategies And Technologies International Inc.)

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                              Class B Stock  Preferred Stock        Common Stock
                                ---------- ----------------- --------------------------
                                   Number   Number           Number         Additional   Other
                                     Of       Of               Of            Paid-In  Comprehensive  Deferred  Accumulated
                                   Shares   Shares  Amount   Shares  Amount  Capital      Loss    Compensation   Deficit     Total
                                ---------- ------- ------- --------- ------ ----------- ---------- ---------- ------------ ---------
Balance, July 31, 2001                  -       -      -   $ 552,941 $  553 $13,013,161 $(16,073)  $(25,000) $(13,070,903) $(98,262)

Issuance of common stock
     For services                       -       -      -     110,335    110     217,560      -           -           -      217,670
     For compensation expense           -       -      -      87,500     88     227,412      -           -           -      227,500
Split of stock on 2 for 1 basis         -       -      -     750,775    751        (751)     -           -           -          -
Issuance of Class B stock       12,000,000      -      -         -      -           -        -           -           -          -
Issuance of common stock
     For compensation expense           -       -      -     150,000    150     316,100      -           -           -      316,250
     For services                       -       -      -     227,500    227     317,273      -           -           -      317,500
Amortization of deferred
  compensation                          -       -      -         -      -           -        -      (332,500)        -      332,500)
Subscriptions receivable                -       -      -         -      -           -    (21,115)        -           -      (21,115)
Loss for the year                       -       -      -         -      -           -        -           -   (1,164,460) (1,164,460)
Translation adjustment                  -       -      -         -      -           -     16,073         -           -       16,073
                                ---------- ------- ------- --------- ------ ----------- ---------- ---------- ------------ ---------
Balance, July 31, 2002          12,000,000      -      -   1,879,051  1,879  14,090,755  (21,115)   (357,500) (14,235,363) (521,344)

                       TANGO INCORPORATED AND SUBSIDIARIES
     (Formerly Environmental Strategies And Technologies International Inc.)

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Continued)

                              Class B Stock  Preferred Stock         Common Stock
                                ---------- ----------------- --------------------------
                                  Number    Number          Number          Additional    Other
                                     Of       Of              Of             Paid-In   Comprehensive Deferred  Accumulated
                                  Shares    Shares  Amount  Shares   Amount  Capital       Loss    Compensation  Deficit      Total
                                ---------- ------- ------- --------- ------ ----------- ---------- ---------- ------------ ---------
Balance, July 31, 2002          12,000,000    -       -    1,879,051 $1,879 $14,090,755 $(21,115) $(357,500) $(14,235,363)$(521,344)

Issuance of common stock
     For services                      -       -      -       87,500     88      37,412       -          -            -      37,500
     For debt                          -       -      -    2,330,000  2,330     674,896       -          -            -     677,226
Issuance of preferred shares
  for acquisition                      -   500,000    500        -      -      ,799,500       -          -            -   1,800,000
Conversion of preferred shares         -  (125,000)  (125) 1,125,000  1,125      (1,000)      -          -            -         -
Issuance of common stock
     For cash                          -       -      -    1,890,000  1,890      88,849       -          -            -      90,739
     For services                      -       -      -    3,195,000  3,195     570,755       -          -            -     573,950
     For acquisition                   -       -      -    7,875,280  7,875   1,598,180       -          -            -   1,606,055
     For options exercised             -       -      -      742,500    743        (743)      -          -            -         -
     For warrants exercised            -       -      -      500,000    500        (500)      -          -            -         -
Stock options granted                  -       -      -          -      -       410,952       -          -            -     410,952
Warrants issued for services           -       -      -          -      -        94,500       -          -            -      94,500
Amortization of deferred
 compensation                          -       -      -          -      -           -         -      192,564          -     192,564
Capital contribution                   -       -      -          -      -       125,000       -          -            -     125,000
Loss for the year                      -       -      -          -      -           -         -          -    (4,285,661)(4,285,661)
Common shares cancelled                -       -      -   (1,125,000)(1,125)      1,125       -          -            -         -
Preferred stock cancelled              -  (375,000)  (375)       -      -    (1,799,625)      -          -            -  (1,800,000)
                                ---------- ------- ------- --------- ------- ---------- ---------- ---------- ------------ ---------
Balance, July 31, 2003          12,000,000      -     -  18,499,331 $18,500 $17,690,056 $(21,115) $(164,936) $(18,521,024)$(998,519)
                                ========== ======= ======= ========= ======= ========== ========== ========== ============ =========

 The accompanying notes are an integral part of these consolidated financial statements.

                       TANGO INCORPORATED and subsidiaries
     (Formerly Environmental Strategies And Technologies International Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature Of Operations

Tango Incorporated (formerly Environmental Strategies and Technologies
International Inc.) (the "Company") was incorporated in Florida on January 15,
1997. From inception through May 28, 2003 the Company was a development stage company primarily engaged in the telecommunications business and in acquiring or developing business opportunities.

On May 28, 2003 the Company acquired the operations of Pacific Print Works, LLC,
("PPW") a company located in Gresham, Oregon. From the date of the acquisition, the Company's operations are primarily comprised of selling screen printed garments to wholesalers and contract screen printing for others.

Basis Of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Tango Pacific, Inc. and Pacific Print Work, LLC
(from the date of acquisition, May 28, 2003). All significant inter-company accounts and transactions have been eliminated.

Revenue Recognition

Revenue is recognized at the point in time when shipment has been made and all related contracted services and significant obligations of the Company have been met.

Cash And Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Property And Equipment

Property and equipment has been recorded at cost, net of accumulated depreciation and amortization. Improvements are capitalized and maintenance, repairs and minor replacements are expensed as incurred.

Depreciation and amortization are determined using the straight-line method over the estimated lives of the assets, as follows:

Leasehold improvements                                7 years
Machinery and equipment                               3 to 7 years
Furniture and fixtures                                5 years
Computer and office equipment                         3 to 5 years
Equipment under capital lease                         3 to 5 years

                       TANGO INCORPORATED AND SUBSIDIARIES
     (Formerly Environmental Strategies And Technologies International Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property And Equipment (Continued)

The Company periodically reviews long-lived assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired and not recoverable. Adjustments are made if the sum of the expected future undiscounted operating flows is less than the carrying amount.

Significant Customers

The Company has 7 customers, which accounted for approximately 85% of the
Company's accounts receivable as of July 31, 2003 and 89% of its 2003 sales.

Significant Suppliers

The Company has 6 suppliers, which accounted for approximately 4.9% of the
Company's accounts payable as of July 31, 2003 and 82% of its purchases for the period. The Company believes that these vendors, if necessary, could be replaced without significant disruption to the Company's operations.

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

                       TANGO INCORPORATED AND SUBSIDIARIES
     (Formerly Environmental Strategies And Technologies International Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES(Continued)

Use Of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts revenues and expenses during the period. Actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to the prior year to conform to the
2003 presentation.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) No. 150, Accounting
for Certain Financial Instruments with Characteristics of both Liabilities and
Equity. This standard establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard becomes effective for any financial instruments entered into or modified after May 31, 2003. The Company does not expect the adoption of FAS No.
150, to have a material effect on its financial statements.

In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on
Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts
(collectively referred to as derivatives) and for hedging activities under FAS
No. 133, Accounting for Derivative Instruments and Hedging Activities entered into after June 30, 2003. The Company does not expect the adoption of FAS No.
149 to have a material effect on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46),
Consolidation of Variable Interest Entities. This interpretation gives guidance that determines whether consolidation of a Variable Interest Equity is required and is effective for all variable interest entities with which the Company becomes involved beginning in February 2003, and all pre-existing entities beginning after June 15, 2003. The Company does not expect the adoption of FIN
46 to have a material effect on its financial statements.

                       TANGO INCORPORATED AND SUBSIDIARIES
     (Formerly Environmental Strategies And Technologies International Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

In November 2002, the FASB issued FAS Interpretation No. 45 (FIN 45),
Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
Guarantees of Indebtedness of Others, FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements are effective for financial statements of both interim and annual periods that end after December
15, 2002. The Company has no guarantees to unaffiliated third parties so the adoption of FIN 45 had no impact on the Company's financial statements.

In June 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with
Exit or Disposal Activities. This standard addresses the recognition, measurement and reporting of costs that are associated with exit or disposal activities. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS No. 146 had no impact on the Company's financial statements.

2.   GOING CONCERN

Since inception, the Company has suffered recurring losses and net cash flow deficits from operations. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. Certain companies have committed to invest an additional $470,000 to cover current working capital needs. Management also believes that based upon current estimates of purchase the Company will generate sufficient sales revenue to fund working capital requirements before the completion of the 2004 fiscal year.
However, there can be no assurance that the Company will be able to obtain sufficient funds to continue to fund its operations. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                       TANGO INCORPORATED AND SUBSIDIARIES
     (Formerly Environmental Strategies And Technologies International Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002

3.   BUSINESS COMBINATIONS

a) On May 28, 2003, the Company acquired 100% of the member shares of PPW.
Consideration was comprised of a promissory note of $645,500, the issuance of
3,000,000 common shares of capital stock and the issuance of 4,875,280 common shares of capital stock in satisfaction of debt totalling $1,036,055 due by PPW.
The acquisition was recorded under the purchase method of accounting. In connection with the acquisition the Company recorded goodwill of $1,956,086 which upon evaluation was determined to have no future value and thus has been charged to operations in the accompanying 2003 statement of operations.

The results of operations of PPW have been included in our consolidated statements of operations from the date of the acquisition.

The components of the purchase price and allocations are as follows:

        Purchase Price

        Common shares                                           $      1,606,055
        Promissory note                                                  645,500
                                                                ----------------
                                                                $      2,251,555
                                                                ================
        Allocation of Purchase Price

        Current assets                                          $        698,554
        Long term assets                                               1,699,445
        Current liabilities                                           (2,023,338)
        Long term liabilities                                            (79,192)
        Goodwill                                                       1,956,086
                                                                ----------------
                                                                $      2,251,555
                                                                ================

The following unaudited pro-forma financial information presents the consolidated results of operations of the Company as if the acquisition of
Pacific Print Works LLC have occurred on August 1, 2001, and does not purport to be indicative of the results of the operations had the acquisition been made on
August 1, 2001 or the results that may occur in the future:

                                                            2003                 2002
                                                     -------------------- -------------------
        Revenues                                     $       3,580,179    $       7,246,624
        Net loss                                     $      (4,022,887)   $      (1,293,824)
        Basic and diluted loss per share             $          (0.91)    $           (0.92)

                       TANGO INCORPORATED AND SUBSIDIARIES
     (Formerly Environmental Strategies And Technologies International Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002

3.   BUSINESS COMBINATIONS (Continued)

b) On October 9, 2002, the Company entered into a stock purchase agreement (as amended) to acquire 100% of the issued and outstanding shares of Tango Equity
Inc. (formerly Engineering Acquisition Inc.), a Delaware corporation, in consideration of the issuance of 500,000 Class A convertible preferred shares
(issued) at a value of $1,800,000. The 500,000 preferred shares are convertible into 4,500,000 common shares. During the year ended July 31, 2003, 125,000 preferred shares were converted into 1,125,000 common shares.

In addition, the Company advanced $110,000 to Tango Equity Inc.

By a settlement agreement dated June 13, 2003, the Company redeemed all the preferred and common shares issued under the acquisition agreement dated October
9, 2002. The Company will also receive a total of $10,000, in monthly instalments of $2,500 commencing June 30, 2003 ($2,500 received), as consideration for entering into the settlement agreement.

The Company converted $100,000 of the amount advanced to Tango Equity Inc. into
471,500 common shares, which represents 25% of the issued and outstanding shares of Tango Equity Inc. As at July 31, 2003, the Company wrote off the value of its investment.

4.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at July 31, 2003:

    Leasehold improvements                                        $       34,322
    Machinery and equipment                                              169,758
    Furniture and fixtures                                                30,476
    Computer equipment and software                                        3,881
                                                                 ---------------
                                                                         238,437
    Less:  Accumulated depreciation and amortization                     (51,447)
                                                                 ---------------
                                                                         186,990
                                                                 ---------------
    Equipment under capital lease                                        273,000
    Less:  Accumulated amortization                                      (42,763)
                                                                 ---------------
                                                                         230,237
                                                                 ---------------
                                                                  $      417,227
                                                                 ===============

                       TANGO INCORPORATED AND SUBSIDIARIES
     (Formerly Environmental Strategies And Technologies International Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002

5.   NOTE PAYABLE

The note payable is unsecured and repayable commencing September 30, 2003 in monthly instalments of $13,407 including interest at 9.03% per annum.

                                                                  $      645,500
    Less: Current portion                                               (106,981)
                                                                  --------------
                                                                  $      538,519
                                                                  ==============

6.   CAPITAL LEASE OBLIGATIONS

Long-term debt at July 31, 2003 consisted of the following:

Capital lease obligation to leasing company, collateralized by machinery and equipment; due in monthly instalments of $2,894 including interest at 7.5%
through 2003.
                                                                                $       11,574
Capital lease obligation to leasing company, collateralized by machinery and equipment; due in monthly instalments of $2,245 including interest at 16.9%
through 2004.
                                                                                        49,700
Capital lease obligation to leasing company, collateralized by machinery and equipment; due in monthly instalments of $4,047 including interest at 17.5%
through 2004.
                                                                                        101,821
                                                                                ----------------
                                                                                        163,095
    Less:  Imputed interest                                                             (23,888)
                                                                                ----------------
                                                                                        139,207
    Less:  Current portion                                                             (116,824)
                                                                                ----------------
                                                                                 $       22,383
                                                                                ================

Scheduled repayments of debt subsequent to July 31, 2003 are as follows:

2004                  $       114,998
2005                           24,209
                      ---------------

                      $       139,207
                      ===============

The Company is in arrears in its monthly instalments and is negotiating with the leasors to restructure to extend the capital lease repayments. Amounts in arrears are classified in the current portion of the capital lease obligations.

                       TANGO INCORPORATED AND SUBSIDIARIES
     (Formerly Environmental Strategies And Technologies International Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002

7.       COMMON STOCK

On January 6, 2003 the Company changed its name to Tango Incorporated.

On February 10, 2003 the Company did a 20 to 1 reverse split of its common stock.

On June 26, 2003 the Board of directors adopted the Company's 2003 Employee
Stock Option Plan ("Plan"). The plan provides for the grant of incentive stock options for up to 10,000,000 shares of stock, to employees, consultants, officers and directors of the Company. Options are granted for a term not to exceed twenty years from the date of its grant (note 11a).

Stock Options

The Company had the following stock option activity:
                                                                            WEIGHTED
                                                             NUMBER         AVERAGE
                                                               OF           EXERCISE
                                                             OPTIONS          PRICE
                                                        --------------- ---------------
    Balance, July 31, 2001 and 2002                            80,000    $      1.80
    Cancelled                                                 (80,000)         (1.80)
    Granted                                                   830,000           0.001
    Exercised                                                (830,000)          0.001
                                                        --------------- ---------------
    Balance, July 31, 2003                                        -      $        -
                                                        =============== ===============

The Company has elected not to adopt the fair value method of accounting for employee stock compensation plans as prescribed by Statement of Financial
Accounting Standards (SFAS) No. 123 issued by the Financial Accounting Standards
Board. Instead, as permitted by SFAS No. 123, the Company has elected to continue to apply the intrinsic value method of accounting prescribed by
Accounting Principles Board Opinion No. 25. If the fair value method of accounting under SFAS No. 123 had been followed, net income and earnings per share of the Company would have been reduced by amortization of the grant-date fair value of the options over the vesting period. In addition SFAS 148
"Accounting for stock-based compensation-Transition and Disclosure" expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after
December 15, 2002.

                       TANGO INCORPORATED AND SUBSIDIARIES
     (Formerly Environmental Strategies And Technologies International Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002

7.       COMMON STOCK (Continued)

Stock Options (Continued)

Had the stock based compensation been determined under the method prescribed by
SFAS No. 123 the Company's loss for the period would have been as follows:

                                                                                    2003                2002
                                                                             ------------------- --------------------
    Net loss as reported                                                     $     (4,285,661)   $     (1,164,460)
    Add:  Stock based compensation expense included in net loss - as
      reported                                                                        410,952              -
    Deduct:  Stock based compensation expense determined under fair value
      method                                                                         (410,952)             -
                                                                             ------------------- --------------------
    Net loss - pro-forma                                                     $     (4,285,661)   $     (1,164,460)
                                                                             =================== ====================
    Net loss per share (basic and diluted) - as reported                     $          (0.84)   $          (0.83)
    Net loss per share (basic and diluted) - pro-forma                                  (0.84)              (0.83)
                                                                             =================== ====================

The fair value of each option granted is estimated on the grant date using the
Black Scholes option-pricing model assuming no dividend yield and the following weighted average assumption for options granted: expected volatility of 291%
(2002 - 205%), weighted average risk free interest rate of 5.25% (2002 - 5.25%)
and expected life of one year (2002 - three to five years).

During the year ended July 31, 2003, the Company granted 830,000 stock options for consulting services at an exercise price of $0.001. The fair value of these options was charged to operations.

8.   INCOME TAXES

Income taxes for the years ended July 31 differ from the amounts that would result from applying the statutory rate of approximately 34% as follows:
                                                                                      2003               2002
                                                                               ------------------- -----------------

    Expected tax expense (benefit)                                             $      (1,457,125)  $     (395,916)
    Goodwill                                                                             749,403          366,833
    Non-deductible items                                                                 379,747            -
    Unrecognized benefits of non-capital losses                                          327,975           29,083
                                                                               ------------------- -----------------

    Actual income tax expense (benefit)                                        $          -        $        -
                                                                               =================== =================

                       TANGO INCORPORATED AND SUBSIDIARIES
     (Formerly Environmental Strategies And Technologies International Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002

8.   INCOME TAXES (Continued)

At July 31, 2003, the Company has cumulative operating loss carryforwards for income tax purposes of approximately $14,121,000 which will expire in various amounts beginning in 2008 if not utilized. The utilization of $14,121,000 of the operating loss carryforwards may also be limited due to the provisions of
Section 382 of the Internal Revenue Code relating to changes in ownership.

Specific temporary differences that give rise to significant components of deferred tax assets (liabilities) as of July 31 are as follows:

                                                                                  2003                 2002
                                                                           -------------------- -------------------

    Operating loss carryforwards                                           $       4,473,191    $       3,576,594

    Losses acquired on acquisition of subsidiary                                     100,799              -
                                                                           -------------------- -------------------
    Gross deferred tax asset                                                       4,573,990            3,576,594
    Valuation allowance                                                           (4,573,990)          (3,576,594)
                                                                           -------------------- -------------------
    Net deferred tax assets                                                $         -          $         -
                                                                           ==================== ===================

The Company has not filed income tax returns since its inception. The Company has estimated cumulative operating loss carryforwards for income tax purposes based on the proposed filing of all outstanding tax returns. The utilization of the net operating loss carryforwards and the realization of the Company's deferred tax assets relating to these loss carryforwards is dependent upon future earnings, the timing of which is uncertain. Accordingly, the Company's net deferred tax assets have been fully offset by a valuation allowance.

9.   RELATED PARTY TRANSACTIONS

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

During the year ended July 31, 2003, directors' compensation totaled $602,417
(2002 - $451,750).

                       TANGO INCORPORATED AND SUBSIDIARIES
     (Formerly Environmental Strategies And Technologies International Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002

9.     RELATED PARTY TRANSACTIONS (Continued)

b) Prior to June 25, 2003, the Company had issued 500,000 shares at a value of
$116,250 to a company controlled by a director for settlement of payments due under an advisory agreement. Subsequent to June 25, 2002, such agreement was cancelled and the Company does not have any further obligations.

10.    CONTINGENCIES

The Company is currently negotiating the settlement of certain liabilities it assumed pursuant to the acquisition of PPW including a claim by the predecessor owner of PPW of certain monies pending from the sale of PPW. The Company is presently contemplating the issuance of shares of its common stock as consideration for the cancellation of these claims. Although these claims, have not been filed into lawsuits, it is the opinion of legal counsel that if shares were issued to cancel these claims, such issuances can have a material impact on the Company's financial statements.

The Company is also involved in various legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of these proceedings, in the opinion of management, based on a review with legal counsel, any losses which may result from such legal proceedings are not expected to have a material adverse impact on the financial position of the Company.

11.    SUBSEQUENT EVENTS

a) On August 7, 2003, the Company withdrew their employee stock option plan referred to in Note 7.

b) On August 22, 2003, the Company renewed its existing plant and sales office lease in Greshan, Oregon. Under the terms of the renewed lease, the Company agreed to lease 65,000 square feet of the facility for a period of seven years.
Under the lease, the Company has the option to purchase the building and its adjoining facilities for $3,200,000 plus other specified costs. The option will require six months prior notice before closing and may only be exercised during the 12th and 24th month period of the term.

The Company is also committed under various other operating leases for machinery and equipment.

                       TANGO INCORPORATED AND SUBSIDIARIES
     (Formerly Environmental Strategies And Technologies International Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2003 AND 2002

11.    SUBSEQUENT EVENTS (Continued)

Future minimum rental payments under all leases are as follows:

2004            $     170,182
2005            $     219,935
2006            $     252,086
2007            $     258,386
2008            $     264,844
2009            $     111,485
                -------------
Total           $   1,276,918
                -------------

c) On September 30, 2003, the Company issued 250,000 common shares for $25,000.

d) On October 9, 2003, the Company entered into two employment agreements with key employees. Under the terms of the agreements, the Company is required to pay the employees annual salaries of approximately $168,000 for a period three years and other compensation in the form of stock options, health insurance, production bonuses, etc. based on agreed upon terms and formulas specified in the agreements.

e) Pursuant to a Cancellation of Debt Agreement dated October 13, 2003, the
Company issued 1,600,000 shares of its common stock as consideration for the cancellation of $630,000 of liabilities associated with the acquisition of PPW.
These liabilities were owed by an entity which previously owned certain assets and liabilities purchased by PPW.

f) On October 16, 2003, the Company issued 100,000 common shares for investor relations services.

