Form 10QSB
period 2003-10-31
TANGO INC
filed 2003-12-29
CIK 1093902

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: October 31,2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 333-86031

TANGO INCORPORATED
(Exact name of Small Business Issuer as specified in its Charter)

FLORIDA	98-0198225
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

18055 A NE San Rafael Street, Portland Oregon 97230
(Address of principal executive offices)

503-492-1500
(Issuer’s telephone number)

N/A
(Former Name, former address and former fiscal year, if changed since last Report.)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Statethe number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,649,331 shares of Common Stock and 12,000,000 Class B shares

Transitional Small Business Disclosure Format: Yes [ ] No [X]

INDEX

Page

PART I - FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS October 31, 2003

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

PART II - OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. CHANGES IN SECURITIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER EVENTS

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE

CERTIFICATION	F-1 F-2 F-3 F-4 - F-5 2 4 4 4 4 4 4 5 6

PART I. FINANCIAL INFORMATION
TANGO INCORPORATED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2003 AND 2002

TANGO INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	OCTOBER 31 2003	JULY 31 2003
ASSETS
Current
Cash	$3,362	$15,065
Accounts receivable (net of allowance for doubtful accounts of
$ 22,000	430,102	321,805
Inventory	15,585	15,353
Prepaid expenses	125,223	116,279
Advances receivable	7,500	7,500

Total Current Assets	581,772	476,002
Property And Equipment, net	392,999	417,227

Total Assets	$974,771	$893,229

LIABILITIES
Current
Accounts payable and accrued liabilities	$757,455	$702,521
Due to related parties	296,871	179,890
Current portion of capital leases obligations	102,103	116,824
Factoring credit line	315,425	224,630
Current portion of note payable	106,981	106,981

Total Current Liabilities	1,578,835	1,330,846
Capital Lease Obligations	20,574	22,383
Note Payable	538,519	538,519

Total Liabilities	2,137,928	1,891,748

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value; 20,000,000 shares authorized; no
shares issued and outstanding	--	--
Common Stock, $0.001 par value; 400,000,000 shares authorized;
18,649,331 shares issued and outstanding at October 31, 2003,
18,499,331 outstanding at July 31, 2003	18,650	18,500
Common Stock, Class B voting; no par value; each share having 10 votes;
12,000,000 shares authorized; 12,000,000 shares issued and outstanding
at October 31, 2003 and July 31, 2003	--	--
Additional Paid-In Capital	17,871,266	17,690,056
Accumulated Deficit	(18,901,958)	(18,521,024)
Other Cumulative Loss	(21,115)	(21,115)
Deferred Compensation	(130,000)	(164,936)

Total Liabilities And Shareholders' Deficiency	(1,163,157)	(998,519)

	$974,771	$893,229

The accompanying notes are an integral part of these consolidated financial statements.

TANGO INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED OCTOBER 31 2003 2002
Sales	$937,402	$--
Cost Of Sales	871,490	--

Gross Profit	65,912	--

Expenses
Salaries and benefits	264,918	230,125
Consulting and professional fees	71,403	200,005
Advertising and promotion	35,872	8,125
Other expenses	74,654	7,775

	446,847	446,030

Net Loss	$(380,935)	$(446,030)

Loss Per Share	$(0.02)	$(0.24)

Weighted Average Number Of Shares Outstanding	18,604,222	1,896,442

The accompanying notes are an integral part of these consolidated financial statements.

TANGO INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED OCTOBER 31 2003 2002
Cash Flows From Operating Activities From Continuing Operations
Net loss	$(380,935)	$(446,030)

Adjustments To Reconcile Net Loss From Continuing Operations To Net Cash Used
By Operating Activities
Stock issued for services	19,000	237,500
Stock based compensation	34,936	--
Depreciation	28,067	--
Changes In Assets And Liabilities
Change in accounts receivable	(108,297)	--
Change in inventory	(232)	--
Change in prepaid expenses	(8,944)	--
Change in accounts payable and accrued liabilities	54,934	160,969
Change in factoring credit line	90,795	--
Change in due to related parties	116,981	97,561

Total Adjustments	227,240	496,030

Net Cash (Used By) Provided by Operating Activities	(153,695)	50,000

Cash Flows From Investing Activity
Advances receivable	--	(50,000)

Net Cash Used By Investing Activity	--	(50,000)

Cash Flows From Financing Activities
Common stock issued	25,000	--
Additional paid-in capital provided by investors	137,360	--
Purchase of fixed assets	(3,838)	--
Capital lease repayments	(16,530)	--

Net Cash Provided By Financing Activities	141,992	--

Net Decrease In Cash	(11,703)	--
Cash And Cash Equivalents, Beginning Of Period	15,065	--

Cash And Cash Equivalents, End Of Period	$3,362	$--

The accompanying notes are an integral part of these consolidated financial statements.

TANGO INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2003 AND 2002
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the three months ended October 31, 2003 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2003 Annual Report on Form 10-K for the year ended July 31, 2003.

The condensed financial statements have been prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. Recurring losses from operations and operating cash constraints are potential factors, which, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The independent auditors’ report on the July 31, 2003 financial statements stated the Company’s “dependence on outside financing, lack of sufficient working capital and continuing losses from operations raise substantial doubt about the Company’s ability to continue as a going concern”. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements do not include adjustments relating to recoverability and classification of recorded assets amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and, ultimately, to attain profitable operations.

TANGO INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2003 AND 2002
(Unaudited)

2. COMMON STOCK

During the quarter ended October 31, 2003, the Company issued 250,000 shares of common stock for cash proceeds of $25,000 and issued 100,000 shares of common stock for promotion services amounting to $19,000, and cancelled 200,000 shares of common stock.

During the quarter ended October 31, 2003, the Company discovered that 200,000 shares were issued twice and cancelled the shares.

The Company also received cash of $137,360 as capital contributions pursuant to debt settlement agreements with former creditors of Pacific Print Works LLC.

3. RELATED PARTY TRANSACTION

During the three month period ended October 31, 2003 and 2002, directors’ compensation totalled $135,000 and $222,000, respectively.

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Section and elsewhere in this report regarding matters that are not historical facts are forward-looking statements.

Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements, which address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management’s current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management’s forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of the Company’s operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. The Company will have to raise additional capital funds during the next twelve months to meet its operational needs and plans for growth. While the Company does generate enough gross margin from the operations of its wholly-owned subsidiary these proceeds are not sufficient to meet the Company’s current monthly overhead.

The Company’s operational plans call for the expenditure of approximately $700,000 over the next twelve months on ongoing sales and marketing, technical support, including salaries paid to employees and consultants. The Company does intend to participate in further research and development which could result in additional cash requirements.

2

RESULTS OF OPERATIONS

THREE MONTHS ENDED October 31, 2003 COMPARED TO THREE MONTHS ENDED October 31, 2002

For the three months ended October 31, 2003, we generated revenues of $937,402 as compared to revenues of Nil for the corresponding three months period of 2002. The main reason for the increase in revenue was due to the acquisition of Pacific Print Works LLC. Additionally the Company expects wages and benefits, professional fees, travel, sales and marketing expenses, consulting fees and administrative expenses incurred during the current fiscal year to be substantially different over figures reported for comparative periods from the fiscal year 2002-2003 as a result of the acquisition of Pacific Print Works and the ongoing costs which may be required by the parent to source additional financing.

For the quarter, the net loss of decreased to $(380,935) or approximately $(.02) per share, compared to a net loss of $(446,030) or approximately $(.24) per share a net decrease of for the corresponding quarter in 2002. The reduction in our net loss was $(65,095)

Expenses of $446,847 for the quarter ended October 31, 2003 reflect a increase of expenses from $817 incurred during the quarter ended October 31, 2002.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS

As of October 31, 2003 and 2002, our auditors indicated in their audit report that our net loss and working capital deficit raised substantial doubt that we would be able to continue as a going concern.

CONTROLS AND PROCEDURES

The Company’s Chief Operating Officer and Chief Financial Officer have implemented the Company’s disclosure controls and procedures to ensure that material information relating to the Company is made known to them. They have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date (the “Evaluation Date”) of this quarterly report.

Based on such evaluation, the Chief Operating Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. Moreover, there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such recent evaluation.

Prior to the filing date of this quarterly report, the Company had not adopted a complete set of written policies, controls and procedures. The Company is now developing such written document and expects that in the process of such undertaking it will discover internal control policies and practices that the Company should implement and follow that are not part of its current practice.

3

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time the Company enters into litigation in the normal course of business. However, the Company believes none of the litigation will have a material impact on the Company’s business, financial condition or operating results.

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

        As described in notes to the Financials

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.	Description
31.1 32.1	Certification of Chief Operating Officer and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

Tango Incorporated By: /s/ Todd Violette Todd Violette, COO By: /s/ Sameer Hirji Sameer Hirji, CEO

DATED: December 23, 2003