Form 10QSB
period 2004-01-31
TANGO INC
filed 2004-04-15
CIK 1093902

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended: January 31, 2004

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

                                                  Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,549,300 shares of Common Stock and
12,000,000 Class B shares as of January 31, 2004.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                                         1

                                                       INDEX
                                                                      Page

PART I  - FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................   F-6 - F-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS........................   3

PART II  - OTHER INFORMATION:

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY

                                        2

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                       F-1

                       TANGO INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2004 AND 2003

                                        TANGO INCORPORATED AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)

                                                                               JANUARY 31             JULY 31
                                                                                  2004                 2003
                                                                           -------------------- --------------------

ASSETS
Current
     Cash                                                                  $          144,269   $           15,065
     Accounts receivable (net of allowance for doubtful accounts of
       $22,000)                                                                       427,726              321,805
     Inventory                                                                        218,114               15,353
     Prepaid expenses                                                                 150,992              116,279
     Advances receivable                                                                7,500                7,500
                                                                           ------------------- -------------------
Total Current Assets                                                                  948,601              476,002

Property And Equipment, net                                                           364,932              417,227
                                                                           ------------------- -------------------

Total Assets                                                               $        1,313,533   $          893,229
                                                                           =================== ===================

LIABILITIES
Current
     Accounts payable and accrued liabilities                              $          830,210   $          702,521
     Due to related parties                                                           410,836              179,890
     Current portion of capital leases obligations                                     77,947              116,824
     Factoring credit line                                                            362,378              224,630
     Current portion of note payable                                                  126,411              106,981
                                                                           ------------------- -------------------
Total Current Liabilities                                                           1,807,782            1,330,846

Capital Lease Obligations                                                              20,574               22,383
Note Payable                                                                          538,519              538,519
                                                                           ------------------- -------------------
Total Liabilities                                                                   2,366,875            1,891,748
                                                                           ------------------- -------------------

STOCKHOLDERS' DEFICIENCY

Preferred Stock, $0.001 par value; 20,000,000 shares authorized; no
  shares issued and outstanding                                                             -                    -
Common Stock, $0.001 par value; 400,000,000 shares authorized;
  28,549,300 shares issued and outstanding at January 31, 2004,
  18,499,331 outstanding at July 31, 2003                                              28,550               18,500
Common Stock, Class B voting; no par value; each share having 10 votes;
  12,000,000 shares authorized; 12,000,000 shares issued and outstanding
  at January 31, 2004 and July 31, 2003                                                     -                    -
Additional Paid-In Capital                                                         18,375,059           17,690,056
Accumulated Deficit                                                               (19,305,836)         (18,521,024)
Other Cumulative Loss                                                                 (21,115)             (21,115)
Deferred Compensation                                                                (130,000)            (164,936)
                                                                           ------------------- -------------------
Total Liabilities And Shareholders' Deficiency                                     (1,053,342)            (998,519)
                                                                           ------------------- -------------------
                                                                           $        1,313,533   $          893,229
                                                                           =================== ===================

 The accompanying notes are an integral part of these consolidated financial statements.

                       TANGO INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                             JANAURY 31                                JANUARY 31
                                                       2004                 2003                  2004                2003
--------------------------------------------- -------------------- ------------------ -------------------- ------------------

Sales                                         $          603,101    $         -         $         1,540,503   $         -

Cost Of Sales                                            669,915              -                   1,502,028             -
                                              --------------------  ------------------  --------------------  ------------------
Gross Profit (Loss)                                      (66,814)             -                      38,475             -
                                              --------------------  ------------------  --------------------  ------------------
Expenses
     Salaries and benefits                               255,595              69,234                520,513            299,359
     Consulting and professional fees                     85,484               2,694                156,887            202,699
     Advertising and promotion                           106,843               5,000                161,044             13,125
     Other expenses                                      113,452               5,351                209,155             13,126
                                              --------------------  ------------------  --------------------  ------------------
                                                         561,374              82,279              1,047,599            528,309
                                              --------------------  ------------------  --------------------  ------------------
 Operating Loss Before Other Income                     (628,188)            (82,279)            (1,009,124)          (528,309)

Other Income                                             224,312              -                     224,312             -
                                              --------------------  ------------------  --------------------  ------------------
Net Loss                                      $         (403,876)   $        (82,279)   $          (784,812)  $       (528,309)
============================================= ====================  ==================  ====================  ==================
Loss Per Share                                $          (0.02)     $         (0.02)    $           (0.04)    $         (0.20)
============================================= ====================  ==================  ====================  ==================
Weighted Average Number Of Shares
   Outstanding                                        21,212,833           3,379,757             19,806,338          2,638,100
============================================= ====================  ==================  ====================  ==================

 The accompanying notes are an integral part of these consolidated financial statements.

                       TANGO INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    SIX MONTHS ENDED
                                                                                     JANUARY 31
                                                                                        2004              2003
------------------------------------------------------------------------------ ------------------  ----------------

Cash Flows From Operating Activities From Continuing Operations
     Net loss                                                                  $        (784,812)  $     (528,309)
                                                                               ------------------  ----------------

Adjustments To Reconcile Net Loss From Continuing Operations To Net Cash
  Used By Operating Activities
     Stock issued for services                                                           180,550          265,000
     Stock based compensation                                                             34,936                -
     Depreciation                                                                         56,135                -
     Interest accrued                                                                     19,430                -
Changes In Assets And Liabilities
     Change in accounts receivable                                                      (105,921)               -
     Change in inventory                                                                (202,761)               -
     Change in prepaid expenses                                                          (34,713)               -
     Change in accounts payable and accrued liabilities                                  127,689          161,739
     Change in factoring credit line                                                     137,748                -
     Change in due to related parties                                                    230,946          211,570
                                                                               ------------------  ----------------
Total Adjustments                                                                        444,039          638,309
                                                                               ------------------  ----------------
Net Cash (Used By) Provided By Operating Activities                                     (340,773)         110,000
                                                                               ------------------  ----------------
Cash Flows Used By Investing Activity
     Advances receivable                                                                       -         (110,000)
                                                                               ------------------  ----------------
Net Cash Used By Investing Activity                                                       -              (110,000)
                                                                               -------------------  ----------------
Cash Flows From Financing Activities
     Common stock issued                                                                 377,143            -
     Additional paid in capital from investors                                           137,360            -
     Purchase of fixed assets                                                             (3,840)           -
     Capital lease repayments                                                            (40,686)           -
                                                                               -------------------  ----------------
Net Cash Provided By Financing Activities                                                469,977            -
                                                                               -------------------  ----------------
Net Increase In Cash                                                                     129,204            -

Cash And Cash Equivalents, Beginning Of Period                                            15,065            -
                                                                               ------------------  ----------------

Cash And Cash Equivalents, End Of Period                                       $         144,269   $        -
============================================================================== ==================  ================

 The accompanying notes are an integral part of these consolidated financial statements.

                       TANGO INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2004 AND 2003
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange
Commission ("SEC") and, in the opinion of management, include all adjustments
(consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the six months ended January 31, 2004 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2003 Annual Report on Form 10-K for the year ended July 31, 2003.

The condensed financial statements have been prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. Recurring losses from operations and operating cash constraints are potential factors, which, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The independent auditors' report on the July 31, 2003 financial statements stated the Company's "dependence on outside financing, lack of sufficient working capital and continuing losses from operations raise substantial doubt about the Company's ability to continue as a going concern".
These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements do not include adjustments relating to recoverability and classification of recorded assets amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and, ultimately, to attain profitable operations.

2.   ACCRUED LIABILITY

In the quarter ended January 31, 2004, the Company reversed approximately
$224,000 of accrued liabilities from its books and records. These liabilities were recorded as a result of the Company's acquisition of the assets of its subsidiary, Pacific Print Works, LLC. The Company has been subsequently advised by its legal counsel that it should not have assumed these liabilities.

3.   CAPITAL STOCK

During the six month period ended January 31, 2004, the Company issued 8,375,000 shares of common stock for cash proceeds of $377,143 and issued 1,875,000 shares of common stock for promotion, consulting and legal services amounting to
$180,550 and cancelled 200,000 shares of common stock.

During the three month period ended January 31, 2004, the Company issued
8,125,000 shares of common stock for cash proceeds of $352,143 and issued
1,775,000 shares of common stock for promotion, consulting and legal services valued at $161,550.

The Company has also received cash of $137,360 in capital contributions pursuant to debt settlement agreements with former creditors of Pacific Print Works, LLC.

4.   RELATED PARTY TRANSACTION

During the six month period ended January 31, 2004 and 2003, directors'
compensation totalled $240,000 and $291,234, respectively.

During the three month period ended January 31, 2004 and 2003, directors'
compensation totalled $105,000 and $69,234, respectively.

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

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. The
Company will have to raise additional capital funds during the next twelve months to meet its operational needs and plans for growth. While the Company does generate enough gross margin from the operations of its wholly-owned subsidiary these proceeds are not sufficient to meet the Company's current monthly overhead.

The Company's operational plans call for the expenditure of approximately
$700,000 over the next twelve months on ongoing sales and marketing, technical support, including salaries paid to employees and consultants. The Company does intend to participate in further research and development which could result in additional cash requirements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2004 COMPARED TO THREE MONTHS ENDED JANUARY 31,
2003

For the three months ended January 31, 2004, we generated revenues of $603,101 as compared to revenues of Nil for the corresponding three months period of
2003. The main reason for the increase in revenue was due to the acquisition of
Pacific Print Works LLC. The Inventory increased to $218,114 from $15,353 a net increase of $202,761 was due to the fact several orders would be shipped in the following quarter. Management believes the Cost of Goods sold was higher than normal due to the idle capacity involved with the delay in shipping orders.
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

For the quarter, the net loss increased to $(403,876) or approximately $(.02)
per share, compared to a net loss of $(82,279) of approximately $(.02) per share a net increase of $(321,597) for the corresponding quarter in 2002-2003.

Expenses of $561,374 for the quarter ended January 31, 2004 reflect an increase of expenses from $82,279 incurred during the quarter ended January 31, 2003.

SIX MONTHS ENDED JANUARY 31, 2004 COMPARED TO SIX MONTHS ENDED JANUAURY 31, 2003.

For the six months ended January 31, 2004, we generated revenues of $1,540,503 as compared to revenues of Nil for the corresponding six-month period of 2003.
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

For the six months, the net loss increased to $(784,812) or approximately $(.04)
per share, compared to a net loss of $(528,309) of approximately $(.20) per share a net increase $(256,503) of for the corresponding quarter in 2002-2003.

Expenses of $1,047,599 for the six months ended January 31, 2004 reflect an increase of expenses from $528,309 incurred during the six months ended January
31, 2003.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS

As of January 31, 2003 and 2004, our auditors indicated in their audit report that our net loss and working capital deficit raised substantial doubt that we would be able to continue as a going concern.

CONTROLS AND PROCEDURES

The Company's Chief Operating Officer and Chief Financial Officer have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to them. They have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date (the "Evaluation Date") of this quarterly report.

Based on such evaluation, the Chief Operating Officer and the Chief Financial
Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.
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
There is a limited market for our common stock.

        Our common stock is traded in the Over-the-Counter Bulletin Board market, and this may cause delays in the timing of transactions and reductions in the number and quality of securities analysts' reporting on the Company and the extent of our coverage in the media. Trading in our common stock has been sporadic, and at present, there is a limited market for it. There can be no assurance that a stronger market will develop. Even if such a market does develop, it may not be sustained. There are no analysts currently covering the
Company.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of January 31, 2004, our outstanding common stock were "restricted securities" and could be sold in the public markets only in compliance with Rule
144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer's outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

Our common stock is subject to "penny stock" rules.

        Our common stock is classified as a penny stock by the Securities and
Exchange Commission. This classification severely and adversely affects the market liquidity for our common stock. The Commission has adopted Rule 15g-9, which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience objectives of the person; and
(ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, sets forth (i) the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in public offerings and secondary trading and about the commissions payable to the broker-dealer and registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time the Company enters into litigation in the normal course of business. However, other than mentioned herein, the Company believes none of the litigation will have a material impact on the Company's business, financial condition or operating results.

        The Company's main operating subsidiary enter into a settlement agreement with Royal Avalon in July of 2003 in which it agreed to pay Royal
Avalon twelve payments of $4,000 per month and, in the case of default, signed a consent judgment for $100,000. The Company provided two checks to Royal Avalon attorney, but there was an error with the checks, and Royal Avalon has filed for the consent judgment. The Company is still attempting to find a reasonable settlement with Royal Avalon. Royal Avalon garnished one of the Company's clients for payment owed to Royal Avalon. Royal Avalon has received approximately $76,000 of the hundred thousand plus interest owed, and the
Company has a proposed agreement in principle with Royal Avalon to pay three payments and settle the issue by June 2004.

        The Company had defaulted on it lease obligation to the landlord, but in January 2004, the Company and the landlord reached a revised agreement to bring the Company current on it obligations. Under the revised agreement, the
Company will pay the landlord rent as well as an additional $20,000 a month to bring the lease current. As of the date of this filing, the Company is in compliance with this revised agreement.

        Effective March 18, 2004, Jeff Harden, President of Tango Pacific
Company, was dismissed for Cause due to Mr. Harden's misdeeds including but not limited to lies told to the Company in an attempt to receive compensation advances from the Company which Mr. Harden had not earned. In response, Jeffrey
Harden and Scott Newrones filed a lawsuit against the Company in Multnomah
County Court, of which the Company was served notice on February 19, 2004. The
Plaintiffs claim to have suffered losses and seek damages of the principal amounts of approximately $1,100,000, plus agreed interest, administrative fees and other consideration. The Company has hired counsel, is vigorously defending the lawsuit and is asserting a counterclaim against the Plaintiffs in the amount of $10,000,000 in compensation for the damages caused to the Company. While the
Company believes it has no liability in this matter, there can be no assurance that the Plaintiffs will not be successful in asserting that the Company is liable to them. The Company is not able to predict the outcome of this litigation and there can be no assurance that the Company will not incur substantial and protracted litigation costs.

ITEM 2.  CHANGES IN SECURITIES.

         As described in notes to the Financials.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.        Description

31.1               Certification of Chief Operating Officer and Chief
                   Executive Officer pursuant to 18 U.S.C. Section 1350, as
                   adopted pursuant Section 302 of the Sarbanes-Oxley Act of
                   2002.

32.1               Certification of Chief Operating Officer pursuant to 18
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

DATED: April 12, 2004

