Form 10QSB
period 2004-04-30
TANGO INC
filed 2004-06-29
CIK 1093902

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: April 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 333-86031

TANGO INCORPORATED
(Exact name of Small Business Issuer as specified in its Charter)

FLORIDA	98-0198225
(State or other jurisdiction of Incorporation or organization)	(I.R.S.Employer Identification No.)

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

Yes [X] No [   ]

State	the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 49,041,411 shares of Common Stock and 12,000,000 Class B shares as of April 30, 2004.

Transitional Small Business Disclosure Format: Yes [   ] No [X]

INDEX	Page
PART I - FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS April 30, 2004	F	-2
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT	F	-3
CONSOLIDATED STATEMENTS OF CASH FLOWS	F	-4
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY	F	-5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F	-6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS	3
PART II - OTHER INFORMATION:
ITEM 1. LEGAL PROCEEDINGS	7
ITEM 2. CHANGES IN SECURITIES	7
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	7
ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS	7
ITEM 5. OTHER EVENTS	7
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	8
SIGNATURE	8

TANGO INCORPORATED AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

TANGO INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	APRIL 30 2004 (Unaudited)	JULY 31 2003 (Audited)
ASSETS
Current
Cash	$18,990	$15,065
Accounts receivable (net of allowance for doubtful accounts )
of $40,000 for 2004 and $22,000 for 2003	528,568	321,805
Inventory	403,246	15,353
Prepaid expenses	72,573	116,279
Advances receivable	7,500	7,500

Total Current Assets	1,030,877	476,002
Property And Equipment, net	345,924	417,227

Total Assets	$1,376,801	$893,229

LIABILITIES
Current
Accounts payable and accrued liabilities	$1,376,414	$702,521
Due to related parties	366,871	179,890
Current portion of capital leases obligations	96,448	116,824
Factoring credit line	317,926	224,630
Current portion of note payable	140,983	106,981

Total Current Liabilities	2,056,642	1,330,846
Capital Lease Obligations		22,383
Note Payable	538,519	538,519

Total Liabilities	2,595,161	1,891,748

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value; 20,000,000 shares authorized; no
shares issued and outstanding	--	--
Common Stock, $0.001 par value; 400,000,000 shares authorized;
49,040,411 shares issued and outstanding at April 30, 2004, 18,499,331
outstanding at July 31, 2003	49,041	18,500
Common Stock, Class B voting; no par value; each share having 10 votes;
12,000,000 shares authorized; 12,000,000 shares issued and outstanding
at April 30, 2004 and July 31, 2003	--	--
Additional Paid-In Capital	18,917,358	17,690,056
Accumulated Deficit	(20,033,644)	(18,521,024)
Other Cumulative Loss	(21,115)	(21,115)
Deferred Compensation	(130,000)	(164,936)

Total Liabilities And Stockholders' Deficiency	(1,218,360)	(998,519)

	$1,376,801	$893,229

        The accompanying notes are an integral part of these consolidated financial statements.

TANGO INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED APRIL 30		NINE MONTHS ENDED APRIL 30
	2004	2003	2004	2003
Sales	$1,042,148	$30,500	$2,582,651	$30,500
Cost Of Sales	1,102,977	--	2,605,005	--

Gross Profit (Loss)	(60,829)	30,500	(22,354)	30,500

Expenses
Salaries and benefits	201,174	143,683	721,687	443,042
Consulting and professional fees
	61,865	14,075	218,752	216,774
Advertising and promotion	193,950	--	354,994	13,125
General and administrative expenses	209,990	15,290	419,145	28,416

	666,979	173,048	1,714,578	701,357

Operating Loss Before Other Income	(727,808)	(142,548)	(1,736,932)	(670,857)
Other Income	--	--	224,312	--

Net Loss	$(727,808)	$(142,548)	$(1,512,620)	$(670,857)

Loss Per Share	$(0.02)	$(0.03)	$(0.06)	$(0.18)

Weighted Average Number Of Shares
Outstanding	36,273,534	6,128,070	25,215,271	3,775,856

        The accompanying notes are an integral part of these consolidated financial statements.

TANGO INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED APRIL 30
	2004	2003
Cash Flows From Operating Activities From Continuing Operations
Net loss	$(1,512,620)	$(670,857)

Adjustments To Reconcile Net Loss From Continuing Operations To Net Cash
(Used By) Provided By Operating Activities
Stock issued for services	408,250	289,212
Stock based compensation	34,936	--
Depreciation	84,202	--
Interest accrued	34,002	--
Bad Debts	18,000	--
Changes In Assets And Liabilities
Change in accounts receivable	(224,763)	(14,686)
Change in inventory	(387,893)	--
Change in prepaid expenses	43,706)	--
Change in accounts payable and accrued liabilities	431,893	183,600
Change in factoring credit line	93,296	--
Change in due to related parties	186,981	298,364

Total Adjustments	722,610	756,490

Net Cash (Used By) Provided By Operating Activities	(790,010)	85,633

Cash Flows Used By Investing Activity
Advances receivable	--	(110,000)

Net Cash Used By Investing Activity	--	(110,000)

Cash Flows From Financing Activities
Common stock issued	712,233	20,000
Subscriptions received	--	16,639
Additional paid in capital from investors	137,360	--
Purchase of fixed assets	(12,899)	--
Capital lease repayments	(42,759)	--

Net Cash Provided By Financing Activities	793,935	36,639

Net Increase In Cash	3,925	12,272
Cash And Cash Equivalents, Beginning Of Period	15,065	--

Cash And Cash Equivalents, End Of Period	$18,990	$12,272

        The accompanying notes are an integral part of these consolidated financial statements.

TANGO INCORPORATED AND SUBSIDIARIE

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

		Preferred Stock		Common Stock
	Number Of Shares	Number Of Shares	Amount	Number Of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Loss	Deferred Compensation	Accumulated Deficit	Total
Balance, July 31, 2003	12,000,000	-	-	$18,499,331	$18,500	$17,690,056	$(21,115)	$(164,936)	$(18,521,024)	$(998,519)
Issuance of common stock
For cash	--	-	-	26,336,111	26,336	685,897	--	--	--	712,233
For services	--	-	-	4,405,000	4,405	403,845	--	--	--	408,250
Capital contributions	--	-	-	--	--	137,360	--	--	--	137,360
Common shares cancelled	--	-	-	(200,000)	(200)	200	--	--	--	--
Amortization of stock based
compensation	--	-	-	--	--	--	--	34,936	--	34,936
Loss for the period	--	-	-	--	--	--	--	--	(1,512,620)	(1,512,620)

Balance, April 30, 2004	12,000,000	-	-	$49,040,442	$49,041	$18,917,358	$(21,115)	$(130,000)	$(20,033,644)	$(1,218,360)

TANGO INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2004 AND 2003
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the nine months ended April 30, 2004 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2003 Annual Report on Form 10-K for the year ended July 31, 2003.

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

2. ACCRUED LIABILITY

During the period ended April 30, 2004, the Company reversed approximately $224,000 of accrued liabilities from its books and records. These liabilities were recorded as a result of the Company’s acquisition of the assets of its subsidiary, Pacific Print Works, LLC. The Company has been subsequently advised by its legal counsel that it should not have assumed these liabilities.

TANGO INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2004 AND 2003
(Unaudited)

3. NOTE PAYABLE

	2004	2003
The note payable is unsecured and repayable commencing September 30,
2003 in monthly instalments of $13,407 including interest at 9.03%
per annum	$645,500	$645,500
Interest accrued	34,002	--
	679,502	645,500
Less: Current portion	(140,983)	(106,981)

	$538,519	$538,519

As at April 30, 2004, no payments have been made. The Company is currently renegotiating the terms of repayment.

4. CAPITAL STOCK

During the nine month period ended April 30, 2004, the Company issued 26,336,111 shares of common stock for cash proceeds of $712,233, and issued 4,405,000 shares of common stock for promotion, consulting and legal services amounting to $408,250, and cancelled 200,000 shares of common stock.

During the three months ended April 30, 2004, the Company issued 17,961,111 shares of common stock for cash proceeds of $335,090, and issued 2,530,000 shares of common stock for consulting services valued at $227,700.

The Company also received cash of $137,360 in capital contributions pursuant to debt settlement agreements with former creditors of Pacific Print Works, LLC.

5. RELATED PARTY TRANSACTION

During the nine month period ended April 30, 2004 and 2003, directors’ compensation totalled $320,000 and $388,734 respectively.

During the three month period ended April 30, 2004 and 2003, directors´ compensation totalled $80,000 and $97,500 respectively.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2004 COMPARED TO THREE MONTHS ENDED APRIL 30, 2003

For the three months ended April 30, 2004, we generated revenues of $1,042,148 as compared to revenues of $30,500 for the corresponding three month period of 2003. The main reason for the increase in revenue was due to the acquisition of Pacific Print Works, LLC. Management believes the Cost of Goods Sold was higher than normal due to the idle capacity involved with the delay in shipping orders.

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

For the quarter, the net loss increased to $(727,808) or approximately $(.02) per share, compared to a net loss of $(142,548) of approximately $(.03), per share a net increase of $(585,260) for the corresponding quarter in 2002-2003.

Expenses of $666,979 for the quarter ended April 30, 2004 reflect an increase of expenses from $173,048 incurred during the quarter ended April 30, 2003.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS

As of April 31, 2003 and 2004, our auditors indicated in their audit report that our net loss and working capital deficit raised substantial doubt that we would be able to continue as a going concern.

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

Our common stock is traded in the Over-the-Counter Bulletin Board market, and this may cause delays in the timing of transactions and reductions in the number and quality of securities analysts’ reporting on the Company and the extent of our coverage in the media. Trading in our common stock has been sporadic, and at present, there is a limited market for it. There can be no assurance that a stronger market will develop. Even if such a market does develop, it may not be sustained. There are no analysts currently covering the Company.

Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock.

As of April 30, 2004, our outstanding common stock were “restricted securities” and could be sold in the public markets only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer’s outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock.

Our common stock is subject to “penny stock” rules. Our common stock is classified as a penny stock by the Securities and Exchange Commission. This classification severely and adversely affects the market liquidity for our common stock. The Commission has adopted Rule 15g-9, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, sets forth (i) the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in public offerings and secondary trading and about the commissions payable to the broker-dealer and registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

Effective February 2, 2004, Jeff Harden, President of Tango Pacific Company, was terminated for Cause due to Mr. Harden’s misdeeds including but not limited to lies told to the Company in an attempt to receive compensation advances from the Company which Mr. Harden had not earned. In response, Jeffrey Harden and Scott Newrones filed a lawsuit against the Company in Multnomah County Court, of which the Company was served notice on February 19, 2004. The Plaintiffs claim to have suffered losses and seek damages of the principal amounts of approximately $1,100,000, plus agreed interest, administrative fees and other consideration. The Company has hired counsel, is vigorously defending the lawsuit and is asserting a counterclaim against the Plaintiffs in the amount of $10,000,000 in compensation for the damages caused to the Company. While the Company believes it has no liability in this matter, there can be no assurance that the Plaintiffs will not be successful in asserting that the Company is liable to them. The Company is not able to predict the outcome of this litigation and there can be no assurance that the Company will not incur substantial and protracted litigation costs.

ITEM 2. CHANGES IN SECURITIES.

As described in notes to the Financials.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No. Description

31.1	Certification of Chief Operating Officer and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

DATED: June 29, 2004	Tango Incorporated By: /s/ Todd Violette Todd Violette, COO By: /s/ Sameer Hirji Sameer Hirji, CEO